Form 10-Q
period 2004-06-27
NEW RIVER PHARMACEUTICALS INC
filed 2004-09-17
CIK 1288379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ______________________

Commission file number 000-50851

NEW RIVER PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Virginia	54-1816479
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

1881 Grove Avenue
Radford, Virginia	24141
(Address of principal executive offices)	(Zip code)

(540) 633-7978
(Registrant’s telephone number,
including area code)

——————
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.   Yes: ☐ No ☒

*    The registrant became subject to the Securities Exchange Act of 1934 on August 5, 2004.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes: ☐ No: ☒

As of September 17, 2004, there were 17,762,888 shares of the registrant’s common stock, $.001 par value per share, outstanding.

NEW RIVER PHARMACEUTICALS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2004

(i)

PART I
FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

ASSETS	June 27, 2004 (Unaudited)	December 28, 2003
CURRENT ASSETS:
Cash and cash equivalents	$2,083,122	$264,393
Due from affiliates	—	88,381
Deferred initial public offering expenses	631,711	—
Prepaid expenses	85,789	—
Total current assets	2,800,622	352,774
PROPERTY AND EQUIPMENT:
Leasehold improvements	68,045	71,009
Machinery and equipment	724,607	755,992
	792,652	827,001
Less accumulated depreciation and amortization	521,756	544,109
Property and equipment, net	270,896	282,892
Total assets	$3,071,518	$635,666
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Note payable to shareholder	$—	$350,000
Accounts payable	935,292	467,742
Unpaid and accrued research and development expenses	703,702	907,505
Other accrued expenses	41,194	36,773
Due to affiliates	9,615	12,683
Total current liabilities	1,689,803	1,774,703
SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, par value $0.001 per share. Authorized 25,000 shares; none issued and outstanding	—	—
Common stock, par value $0.001 per share. Authorized 25,000,000 shares; issued and outstanding 12,592,888 shares at December 28, 2003 and 13,412,888 shares at June 27, 2004	13,413	12,593
Additional paid-in capital	29,972,918	24,492,382
Accumulated deficit	(28,604,616)	(25,644,012)
Total shareholders’ equity (deficit)	1,381,715	(1,139,037)
Total liabilities and shareholders’ equity (deficit)	$3,071,518	$635,666

See accompanying notes to consolidated financial statements.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATION

	Three months ended		Six months ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004
	(Unaudited)		(Unaudited)
SALES, NET	$—	—	—	—
OPERATING COSTS AND EXPENSES:
Selling, general, and administrative	261,731	1,548,152	702,543	2,234,810
Research and development	622,643	1,312,688	1,411,373	2,420,946
Depreciation and amortization of property and equipment	38,209	29,169	78,040	59,712
Total operating expenses	922,582	2,890,009	2,191,955	4,715,468
Operating loss	(922,582)	(2,890,009)	(2,191,955)	(4,715,468)
OTHER INCOME (EXPENSE):
Gain on settlement of litigation	—	1,764,043	—	1,764,043
Interest expense	(3,754)	(2,967)	(5,610)	(11,422)
Interest income	1,322	1,702	1,958	2,243
Total other income (expense), net	(2,431)	1,762,778	(3,651)	1,754,864
Net loss	$(925,013)	$(1,127,231)	$(2,195,606)	$(2,960,604)
NET LOSS PER SHARE:
Basic and diluted	$(0.08)	$(0.09)	$(0.19)	$(0.23)

See accompanying notes to consolidated financial statements.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six months ended
	June 29, 2003	June 27, 2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,195,606)	$(2,960,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	78,040	59,712
Stock-based compensation	58,118	936,000
Contribution of services by related party	—	445,356
Changes in operating assets and liabilities:
Due from affiliates, net	(35,370)	88,381
Income taxes refundable	3,376	—
Deferred initial public offering expenses	—	(631,711)
Prepaid expenses	(17,301)	(85,789)
Accounts payable	256,056	467,550
Unpaid and accrued research and development expenses and other accrued expenses	(80,768)	(199,382)
Due to affiliates	5,488	(3,068)
Net cash used in operating activities	(1,927,967)	(1,883,555)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	7,545
Purchases of property and equipment	(2,006)	(55,261)
Net cash used in investing activities	(2,006)	(47,716)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to shareholder	350,000	1,400,000
Repayment of notes payable to shareholder	—	(1,750,000)
Principal payments on long-term debt	(135,714)	—
Principal payments on capital lease obligation	(9,941)	—
Issuances of common stock	1,229,000	4,100,000
Net cash provided by financing activities	1,433,345	3,750,000
Net increase (decrease) in cash and cash equivalents	(496,628)	1,818,729
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	614,184	264,393
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$117,556	$2,083,122

See accompanying notes to consolidated financial statements.

NEW RIVER PHARMACEUTICALS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended June 29, 2003 and June 27, 2004
(Unaudited)

(1)	ORGANIZATION AND NATURE OF BUSINESS

(a)    Organization

New River Pharmaceuticals Inc. (the Company), a Virginia corporation, was formed in 1996. The Company has a wholly-owned subsidiary, Lotus Biochemical (Bermuda) Ltd. (Lotus Bermuda), which exists to hold pharmaceutical intellectual property. While Lotus Bermuda has held such forms of intellectual property in the past, at June 27, 2004, Lotus Bermuda no longer held any such assets; however, Lotus Bermuda may be used again for such purpose in the future. Alternatively, the Company may decide to dissolve Lotus Bermuda at some time in the future.

(b)    Nature of Business

The Company is a specialty pharmaceutical company focused on developing safer and improved versions of widely-prescribed drugs in large and growing markets. Utilizing its proprietary CarrierwaveTM technology, the Company is developing versions of amphetamines and opioids that are designed to provide overdose protection, abuse resistance and less potential for addiction while providing efficacy comparable to the active pharmaceutical ingredients on which they are based.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New River Pharmaceuticals Inc. and its wholly-owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the SEC pertaining to Form 10-Q. Certain disclosures required for complete financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at June 27, 2004 and for the three and six month periods ended June 27, 2004 and June 29, 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 28, 2003, included in the Company’s final prospectus filed on August 5, 2004, with the SEC under Rule 424(b) of the Securities Act of 1933, as amended (the Securities Act).

(b)    Fiscal Periods

The Company maintains its books using a 52/53-week fiscal year ending on the Sunday nearest the last day of December. Quarterly periods are closed every thirteen weeks except during years that include 53 weeks. In such years the fourth quarter will include 14 weeks. Fiscal year 2004 includes 53 weeks and ends January 2, 2005.

(c)    Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 28, 2003 and June 27, 2004, cash equivalents consisted of money market accounts totaling approximately $403,000 and $2,061,000, respectively.

(d)    Research and Development

Research and development expenses consist of direct costs and indirect costs. Direct research and development costs include salaries and related costs of research and development personnel, and the costs of consultants, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Indirect research and development costs include depreciation and other indirect overhead expenses. The Company considers that regulatory and other uncertainties inherent in the research and development of new products preclude it from capitalizing such costs. This treatment includes up-front and milestone payments made to third parties in connection with research and development collaborations. At December 28, 2003, the Company had research and development commitments with third parties totaling approximately $1,345,000, of which approximately $721,000 had not yet been incurred. At June 27, 2004, the Company had research and development commitments with third parties totaling approximately $1,898,000, of which approximately $1,194,000 had not yet been incurred. The commitments are cancelable by the Company at any time upon written notice.

(e)    Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options, including stock options granted to outside members of the Board of Directors. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123.

The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three months ended		Six months ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004
Net loss:
As reported	$(925,013)	$(1,127,231)	$(2,195,606)	$(2,960,604)
Add stock-based employee compensation expense included in reported net loss, net of related tax effects	—	3,600	58,118	3,600
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(33,357)	(24,181)	(157,204)	(69,092)
Pro forma	$(958,370)	$(1,147,812)	$(2,294,692)	$(3,026,096)
Net loss per share:
Basic and diluted:
As reported	$(0.08)	$(0.09)	$(0.19)	$(0.23)
Pro forma	$(0.08)	$(0.09)	$(0.20)	$(0.24)

The per share weighted average fair value of stock options granted during the three and six months ended June 27, 2004 of $2.53 and $0.81 for the six months ended June 29, 2003 was determined on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended June 27, 2004	Six months ended
		June 29, 2003	June 27, 2004
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.53%	3.95%	4.53%
Expected life of options	10 years	10 years	10 years
Expected volatility	0%	0%	0%

Because the determination of the fair value of all options granted after the Company became a publicly traded entity will include an expected volatility factor in addition to the factors described above and because additional option grants are expected in the future, the pro forma disclosures above are not representative of the pro forma effects of option grants on reported net operating results in future years.

(f)    Net Loss Per Share

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net loss of the Company (See also Note 6).

(g)    Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts. Actual results could differ from management’s estimates.

(3)	LIQUIDITY AND INITIAL PUBLIC OFFERING

In February and March 2004, the Company received $1,400,000 and in April 2004, the Company received a total of $50,000 from Kirkfield, L.L.C., a related party, in exchange for a series of promissory demand notes. On March 26, 2004, the Company entered into a Subscription Agreement with New River Management III, LP (the Fund), an affiliated private equity fund, pursuant to which the Company agreed to sell, and the Fund agreed to purchase 453,333 shares of the Company’s common stock on April 9, 2004, 156,667 shares on May 10, 2004, 150,000 shares on before June 9, 2004, and 150,000 shares on or before July 12, 2004 at $5.00 per share. On April 16, 2004, the Company repaid the outstanding balances of the notes payable to Kirkfield, L.L.C., totaling $1,800,000 (see Note 6) plus accrued interest, using a portion of the $2,266,665 proceeds received from the sale of common stock to the Fund, which was originally due on April 9, 2004 and which was received on April 14, 2004. The proceeds from the May 10, 2004, June 9, 2004 and July 12, 2004 stock issuances totaled $783,335, $750,000 and $750,000, respectively, and were received on May 14, 2004, June 10, 2004 and July 12, 2004, respectively. On May 3, 2004, the Company also issued 60,000 shares of common stock to a member of the Board of Directors of the Company and received proceeds of $300,000 from this sale. The Company also issued 5,000 stock options to the same member of the Board of Directors on May 3, 2004. The stock options vested immediately and are exercisable at a price of $5.00 per share.

In connection with the sales through June 10, 2004 of 820,000 shares of common stock and the issuance of 5,000 stock options at $5.00 per share described in the previous paragraph, the Company recorded $936,000 of stock-based compensation expense during the three months ended June 27, 2004. This expense represents the difference between the sales price of $5.00 per share and the estimated fair value of the common stock on the various dates of issuance, which was $5.72 for the shares and options issued on April 14, 2004, May 3, 2004 and May 14, 2004 and $8.00 for shares issued on June 10, 2004. The Company will record stock-based compensation expense of approximately $450,000 in the third quarter 2004 for the shares issued on July 12, 2004, based on the difference between the sales price of $5.00 and the estimated fair value of $8.00 at the time of sale.

On April 23, 2004, the Company entered into a credit agreement with Randal J. Kirk (2000) Limited Partnership (the Partnership), an entity controlled by the Company’s current Chairman, President and Chief Executive Officer, Randal J. Kirk. Under the terms of the credit agreement, the Partnership provided an irrevocable line of credit to the Company for up to the principal amount of $5,000,000. The proceeds from the credit line were to be used by the Company for general working capital and operating expenses. Amounts advanced to the Company under this credit agreement were to bear interest at 12% and payments made by the Company were to be applied first to any accrued interest. This credit agreement expired in accordance with its terms on August 10, 2004, which was the completion of the initial public offering of the Company’s common stock. The Company made no borrowings under this credit agreement during the time it was in effect.

In April 2004, the Board of Directors (the Board) authorized the Company to file a registration statement with the SEC covering the proposed sale by the Company of its common stock to the public. On June 25, 2004, the Board approved, subject to shareholder approval, the amendment and restatement of the Company’s Articles of Incorporation to provide for, among other things, an increase in the number of authorized shares of common stock and preferred stock to 150,000,000 shares and 25,000,000 shares, respectively, and a one-for-two reverse stock split of the Company’s common stock. All references in the consolidated financial statements to shares of common stock, common stock options, common stock prices and per share of common stock amounts have been adjusted retroactively for all periods presented to reflect this reverse stock split. On August 10, 2004, the Company completed the initial public offering of its common stock in which the Company sold 4,200,000 shares of common stock at $8.00 per share resulting in gross proceeds of $33.6 million. In connection with the offering the Company paid $2.4 million in underwriting discounts and commissions and incurred estimated other offering expenses of approximately $1.3 million. The net proceeds from the offering were approximately $30 million. The Company believes its existing cash and cash equivalents and net proceeds from the offering will be sufficient to fund its operating expenses and capital equipment requirements for at least the next 24 months.

The table below shows the Company’s condensed consolidated balance sheet on June 27, 2004 and a pro forma condensed consolidated balance sheet as if the 150,000 shares issued on July 12, 2004 and the 4,200,000 shares issued in the initial public offering were issued as of June 27, 2004:

	As of June 27, 2004
	Actual	Pro forma
	(in thousands)
Cash and cash equivalents	$2,083	$32,787
Other current assets	718	718
Long-term assets	271	271
Total assets	$3,072	$33,776
Current Liabilities	$1,691	$1,691
Shareholders’ equity:
Preferred stock - $0.001 par value; 25,000 shares authorized; none issued and outstanding, actual and pro forma	—	—
Common stock, par value $0.001; 25,000,000 shares authorized, actual; and 150,000,000 shares authorized, pro forma; 13,412,888 shares issued and outstanding, actual; and 17,762,888 issued and outstanding pro forma	13	17
Additional paid-in capital	29,973	60,673
Accumulated deficit	(28,605)	(28,605)
Total shareholders’ equity	1,381	32,085
Total liabilities and shareholders’ equity	$3,072	$33,776

(4)	ROYALTY OBLIGATIONS

Effective June 30, 2004, the Company entered into an agreement (the Agreement) with Innovative Technologies, L.L.C. (Innovative Technologies) that effectively amended the Company’s obligation in its entirety under previous existing agreements with Innovative Technologies. The previous agreements were executed in connection with the Company’s acquisition of certain of its intellectual property from Innovative Technologies in prior years. The Agreement provides for an upfront fee of $200,000 and a 1% royalty on net sales (as defined in the Agreement) for a period of 10 years for up to $1 million.

(5)	RELATED PARTY TRANSACTIONS

Through August 10, 2004, the date of the completion of the Company’s initial public offering, Third Security provided to the Company accounting, finance, information technology, human resources, legal and executive management services. Through December 28, 2003, the Company did not record the estimated cost of these services in the consolidated financial statements. Effective December 29, 2003, in anticipation of increased services to be provided by Third Security associated with the planned initial public offering of the Company’s common stock, the Company began recording the estimated cost of these services as selling, general and administrative expenses and as a contribution to additional paid-in capital. The estimated cost of these services approximated $42,000 and $263,000 for the three-month periods ended June 29, 2003 and June 27, 2004, respectively, and $78,000 and $445,000 for the six months ended June 29, 2003 and June 27, 2004, respectively. Management estimated the cost of these services based on the actual compensation of the individuals performing the work multiplied by an estimated percentage of the individual’s time allocated to services performed for the Company. Management believes that this method is a reasonable approximation of the cost of these services. Management also believes that it is not practicable to estimate the cost for these services that would have been incurred if the Company had operated as an unaffiliated entity for the three-month and six-month periods ended June 29, 2003 and June 27, 2004.

In February 2003, the Company received $350,000 from Kirkfield, L.L.C. (Kirkfield), a shareholder of the Company, in exchange for a promissory demand note. Interest expense on this note as well as additional loans from Kirkfield (see Note 3), was $3,753 and $2,967 for the three months ended June 29, 2003 and June 27, 2004, respectively, and $5,488 and $11,422 for the six months ended June 29, 2003 and June 27, 2004, respectively. On April 16, 2004, the Company paid off the outstanding balance of all the notes due to Kirkfield, including accrued interest.

(6)	NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Net loss (numerator)	Shares (denominator)	Per share amount
Three-month period ended June 29, 2003:
Basic net loss per share	$(925,013)	11,668,806	$(0.08)
Effect of dilutive stock options	—	—
Diluted net loss per share	$(925,013)	11,668,806
Three-month period ended June 27, 2004:
Basic net loss per share	$(1,127,231)	13,101,569	$(0.09)
Effect of dilutive stock options	—	—
Diluted net loss per share	$(1,127,231)	13,101,569
Six-month period ended June 29, 2003:
Basic net loss per share	$(2,195,606)	11,436,257	$(0.19)
Effect of dilutive stock options	—	—
Diluted net loss per share	$(2,195,606)	11,436,257
Six-month period ended June 27, 2004:
Basic net loss per share	$(2,960,604)	12,847,229	$(0.23)
Effect of dilutive stock options	—	—
Diluted net loss per share	$(2,960,604)	12,847,229

All stock options could potentially dilute net loss per share and therefore, they were not included in the computation of diluted net loss per share because to do so would have been antidilutive.

(7)	STOCK-BASED COMPENSATION

Effective June 25, 2004 the Board approved the 2004 Incentive Compensation Plan (the Plan), subject to approval by the Company’s shareholders. Effective July 2, 2004, the Company’s shareholders approved the Plan. The Plan was effective upon the completion of the Company’s initial public offering on August 10, 2004. The Incentive Compensation Plan permits the award of options (both incentive stock options and nonqualified options), stock appreciation rights, stock awards and incentive awards to eligible persons. Eligible persons include employees, employees of affiliates, any person who provides services to the Company or to an affiliate, members of the Board and members of the board of directors of an affiliate. The Plan amends and restates the Company’s prior Employee Stock Option Plan (the Prior Plan), which permitted the grant of options to employees, directors and consultants. The Plan also replaces the former Stock Appreciation Rights Plan, which permitted the grant of stock appreciation rights, which are awards with a value based on appreciation in the common stock of the Company. Options granted under the Prior Plan remain subject to the terms of that plan. The terms of the Prior Plan are substantially similar to the terms of the Plan, except that, under the Plan, stock appreciation rights, stock awards and incentive awards (payable in cash or shares) may be granted in addition to options. The maximum aggregate number of shares of common stock that may be issued under the Plan, including shares issued upon the exercise of options granted under the Prior Plan, is 1,620,000 shares, but no more than 810,000 shares of common stock may be issued as stock awards. The term of each stock option issued under the Plan is fixed, but no option shall be exercisable more than 10 years after the date the option is granted. Certain options granted under the Plan are exercisable at the date of grant. All other options vest in accordance with the vesting schedule established by the Compensation Committee of the Board at the time such options are granted.

Stock option activity for the six-month period ended June 27, 2004 was as follows:

	Number of shares	Weighted average exercise price
Balance at December 28, 2003	664,063	3.10
Granted	5,000	5.00
Forfeited	—	—
Balance at June 27, 2004	669,063	3.12
Exercisable at June 27, 2004	519,063	3.30

At June 27, 2004, the weighted average remaining contractual life of outstanding options was 7.5 years.

Effective July 29, 2004, the Board approved the grant of a total of 10,000 stock options to two Board nominees under the Plan. The grant was effective upon the appointment of the two nominees to the Board, which occurred upon completion of the initial public offering of the Company’s common stock, on August 10, 2004. These 10,000 stock options have a per share exercise price equal to the $8.00 per share offering price in the initial public offering of the Company’s common stock, vest immediately upon the date of grant and expire 10 years from the date of grant. Effective July 30, 2004, the Board approved the grant of a total of 160,000 stock options to three officers of the Company under the Plan. The grant was effective upon the completion of the initial public offering of the Company’s common stock, on August 10, 2004. These 160,000 stock options have a per share exercise price equal to the $8.00 per share offering price in the initial public offering of the Company’s common stock, vest in three equal annual installments commencing one year from the date of grant and expire 10 years from the date of grant.

(8)	CONTINGENCIES

In May 2002, the Company filed suit against DSM Pharmaceuticals, Inc. (DSM), alleging breach of contract and misrepresentations by DSM and failure of consideration by DSM. The Company was seeking recovery of approximately $1,056,000 paid to DSM, treble damages and attorneys’ fees for violation of the Tennessee and/or North Carolina Consumer Protection Acts, and unliquidated consequential damages as a result of DSM’s common law misrepresentations. DSM counterclaimed against the Company for $583,305 that it contended was still owed by the Company to DSM pursuant to the agreement(s) between the parties, together with prejudgment interest. The Company had invoices relating to DSM totaling $464,043 in unpaid and accrued research and development expenses in the accompanying consolidated balance sheet at December 28, 2003. On March 23, 2004, the court ordered that this case proceed to mediation within 60 days and that the parties report the results of mediation on or before May 31, 2004. The parties thereupon instituted settlement discussions and reached an agreement for the settlement of all claims and counterclaims associated with the litigation, mutual releases between the parties and their affiliates, and the payment of $1.3 million to the Company by DSM. An Agreed Order of Dismissal with Prejudice evidencing the dismissal of all claims associated with the litigation was signed by counsel for both parties and submitted to the court for entry upon the Company’s receipt of the settlement amount of $1.3 million from DSM on May 4, 2004. As a result of this settlement, the Company recognized a gain of $1,764,043 in April 2004, including reversing the outstanding invoices of $464,043.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included in Part I -Item 1 of this Quarterly Report and the consolidated financial statements and notes thereto in the Company’s final prospectus filed on August 5, 2004, with the SEC under Rule 424(b) of the Securities Act.

Information Regarding Forward-Looking Statements

The following discussion contains forward-looking statements. All statements, other than statements of historical facts, included in the following discussion regarding our strategy, future operations, future financial position, future revenues, future costs, prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the progress of our product development programs;

•	the status of our preclinical and clinical development of potential drugs, clinical trials and the regulatory approval process;

•	our estimates for future revenues and profitability;

•	our estimates regarding our capital requirements and our needs for additional financing;

•	the likely scheduling of product candidates;

•	our ability to attract partners with acceptable development, regulatory and commercialization expertise;

•	the likelihood of regulatory approval under Section 505(b)(2) under the Federal Food, Drug and Cosmetic Act;

•	the expected benefits of our Carrierwave technology such as abuse resistance and decreased toxicity; and

•	our ability to obtain favorable patent claims.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in the prospectus that we filed on August 5, 2004 with the SEC under Rule 424(b) under the Securities Act. The forward-looking statements made in this Form 10-Q are made only as of the date hereof and the Company does not intend to update any of these factors or to publicly announce the results of any revisions to any of its forward-looking statements, other than as required under the federal securities laws.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview

We are a specialty pharmaceutical company focused on developing novel pharmaceuticals that are safer and improved versions of widely-prescribed drugs in large and growing markets. Utilizing our proprietary Carrierwave technology, we are currently developing versions of amphetamines and opioids that are designed to provide overdose protection, abuse resistance and less potential for addiction while providing efficacy comparable to the active pharmaceutical ingredients on which they are based. We believe some of our drugs may prove highly resistant to overdose. We believe that we are the first company attempting to address the potential overdose risk associated with currently-marketed amphetamines and opioids.

Our drug development pipeline currently includes three active programs in clinical or preclinical development stages. All of our drug candidates are small molecules designed for oral delivery. Each consists of an active pharmaceutical ingredient, like amphetamine or an opioid, attached to a companion molecule, known as an adjuvant, which is designed to alter the activity of the active ingredient in consistent and predictable ways. Because our product candidates are chemical precursors to active pharmaceutical ingredients, we refer to them as “prodrugs.”

NRP104, our most advanced compound is a prodrug of amphetamine and is intended as a treatment of attention deficit hyperactivity disorder (ADHD). We recently concluded a pharmacokinetic trial in humans comparing equal therapeutic dose levels of NRP104 and two currently-marketed, extended release amphetamine products. Results from this study showed that circulating levels of the amphetamine released from NRP104 are comparable to the circulating levels of amphetamine from the two currently-marketed products tested. We believe that, based on the results of this study, NRP104 should be a once-a-day treatment. On July 29, 2004, we met with staff members of the Center for Drug Evaluation and Research of the U.S. Food and Drug Administration (FDA) to discuss NRP104 and to review the remaining clinical and nonclinical trials necessary to support a new drug application (NDA) filing. Based on this meeting, we intend to initiate pivotal clinical trials and several smaller pharmacokinetic and safety studies with respect to NRP104 beginning in the second half of 2004. We believe that these trials, if successful, will satisfy the requirements for an NDA. We are evaluating partnering opportunities with respect to the further development and commercialization of NRP104. We have engaged an investment bank to coordinate this process in the United States. We will make our decision either to partner or self-market NRP104 based upon the best interests of our shareholders.

On August 31, 2004, we received notice from the FDA that our second Investigational New Drug (IND) for NRP104 had been granted fast track designation for the treatment of cocaine dependence. We are currently collaborating with officials at the National Institute on Drug Abuse (NIDA) to design appropriate preclinical and clinical programs in connection with this IND. Under Section 506 of the Federal Food, Drug and Cosmetic Act, the FDA has authority to grant fast track designation to expedite drug development and review of a product where no available therapies exist to treat serious and life-threatening conditions. Fast track designation does not guarantee approval or expedited approval of any application for a product.

On July 1, 2004, we entered into a non-binding letter of intent with Elan Corporation, plc, to collaborate with respect to the development and commercialization of formulated, sustained-release hydromorphone-Carrierwave® conjugates. Under the terms of this letter of intent, we will enter into good faith negotiations with Elan with respect to a development agreement. Under this development agreement, Elan would provide feasibility work to us aimed at the development of a prototype product intended for evaluation in a clinical study in return for a milestone payment. Pending a successful outcome of the study, we would agree with Elan to collaborate in the research and development and subsequent manufacture of the product under the terms of a services and manufacturing agreement to be negotiated in good faith between us and Elan. Under the services and manufacturing agreement, we would be responsible for developing and would have ultimate decision making authority with respect to the process development of the active pharmaceutical ingredient of these conjugates. Elan would be responsible for developing and would have ultimate decision-making authority with respect to formulation and the final sustained-release dosage form of these conjugates. We would own the regulatory filings with respect to the IND and the NDA for these conjugates. There can be no assurances that we will enter into any definitive agreements with Elan.

Throughout our history, we have incurred significant losses. We anticipate incurring additional losses, which may increase, for the foreseeable future. We have not been and may never become profitable. As of June 27, 2004, we had an accumulated deficit of approximately $28.6 million.

Revenues. If our development efforts result in clinical success, regulatory approval and successful commercialization of our products, we could generate revenues from sales of our products. We do not expect to submit an application for regulatory approval for any of our product candidates before the end of 2005, and it could be later. If, as an alternative to commercializing a particular product, we enter into license agreements or other collaboration arrangements with corporate partners, we could recognize revenue from license fees, milestone payments or royalties from product sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of legal costs associated with patent filings and litigation that was settled in May 2004, board of director fees, insurance expense and stock-based compensation costs. In the past, an affiliate, Third Security, LLC (Third Security) has provided support in the finance, accounting, taxation, legal, market research, information technology and human resources functions at no charge to us. Based on information provided by Third Security that included actual compensation and estimated time incurred by individuals performing such services, we estimate the cost of these services provided by Third Security to have been approximately $445,000 for the six months ended June 27, 2004. In periods prior to the six months ended June 27, 2004, no charge was recorded for the estimated cost of these services. However, due to the increased assistance that Third Security provided in connection with the initial public offering of our common stock that was completed on August 10, 2004, we recorded expenses of $445,000 for these costs and recognized a capital contribution in the same amount. We believe that it is not practicable to estimate the cost for these services that we would have incurred if we had operated as an unaffiliated entity for the six months ended June 29, 2003 and June 27, 2004. Upon completion of our initial public offering, Third Security ceased to provide these services at no charge to us. We believe that we have now added the necessary infrastructure to be self-sufficient except for certain administrative services that Third Security is now providing for a fee under an administrative services agreement. Administrative services that Third Security is providing under the administrative services agreement include support for taxation, legal and market research functions as well as other miscellaneous services that we may need from time to time.

Research and Development Expenses. Our current research and development efforts are focused on developing our three lead product candidates. Our research and development expenses consist of direct and indirect costs. Our direct costs include salaries and related expenses for personnel, including stock-based compensation, costs of materials used in research and development, costs of facilities and external development costs that consist of fees paid to professional service providers for conducting various studies and trials. Indirect costs include various overhead costs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

We have recently completed one clinical trial for our product candidate NRP104 and plan to commence clinical trials for NRP290 and NRP369 over the next 12 to 24 months. Clinical trials can be very expensive. If these and additional necessary clinical trials are successful, we plan to prepare and submit applications to the FDA for marketing approval for our drug candidates. This process can entail significant costs. As a result of these and other factors, we expect our research and development expenses to increase significantly over the next 12 to 24 months.

We use our research and development employee and infrastructure resources across several projects, and many of our costs are not attributable to an individually-named project but are directed to broadly applicable research efforts. Accordingly, we do not account for internal research and development costs on a project-by- project basis, and we cannot state precisely the total costs incurred for each of our clinical and preclinical projects on a project-by-project basis.

The following table summarizes, from inception and for the three and six months ended June 27, 2004, the total external development costs associated with (i) our Carrierwave technology and our earlier related iodothyronine technology, all of which costs are included in the Carrierwave line item in the table below as historically we made no efforts to separate such costs, and (ii) each of our current lead product candidates.

	Three months ended June 27, 2004	Six months ended June 27, 2004	Inception to June 27, 2004
(in thousands)
NRP104	$675	$1,230	$1,899
NRP290	204	365	469
NRP369	—	—	—
Carrierwave/thyroid	—	—	5,488
Total	$879	$1,595	$7,856

We expect that a larger percentage of our research and development expenses in the future will be incurred in support of our current and future preclinical and clinical development programs rather than technology development. These expenditures are subject to numerous uncertainties relating to timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. We expect then to conduct early-stage clinical trials for each drug candidate. We anticipate funding these trials ourselves. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials may take several years or more, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

The commencement and completion of clinical trials for our products may be delayed by many factors, including lack of efficacy during clinical trials, unforeseen safety issues, slower than expected patient recruitment, or government delays. In addition, we may encounter regulatory delays or rejections as a result of many factors, including results that do not support the intended safety or efficacy of our product candidates, perceived defects in the design of clinical trials and changes in regulatory policy during the period of product development. As a result of these risks and uncertainties, we are unable to accurately estimate the specific timing and costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates. Our business, financial condition and results of operations may be materially adversely affected by any delays in, or termination of, our clinical trials or a determination by the FDA that the results of our trials are inadequate to justify regulatory approval, insofar as cash in-flows from the relevant drug or program would be delayed or would not occur.

Interest Income (Expense). Interest income consists of interest earned on the short-term investment of our cash and cash equivalents. Interest expense consists of interest on long-term debt and capital lease obligations.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible.

Three Months Ended June 27, 2004 Compared to Three Months Ended June 29, 2003

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended June 27, 2004 or for the three months ended June 29, 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1,286,000, or 493%, to $1,548,000 for the three months ended June 27, 2004 from $262,000 for the three months ended June 29, 2003. This increase is primarily due to increases in stock-based compensation expense of $936,000, costs recognized for services provided by an affiliate, Third Security, of $263,000 and outside professional legal expenses of $50,000. The expenses recorded for stock-based compensation were based on the excess of the estimated fair value of shares issued over the sale price of such shares. Consistent with prior periods, Third Security provided support in the finance, accounting, taxation, legal, market research, information technology and human resources functions at no charge to us during the three months ended June 27, 2004. Through December 28, 2003, no charge was recorded for the estimated cost of these services. However, due to the increased assistance that Third Security provided in connection with the initial public offering of our common stock that was completed on August 10, 2004, we recorded expenses of $263,000 for these costs and recognized a capital contribution in the same amount during the three months ended June 27, 2004. We estimated these costs based on information provided by Third Security that included actual compensation and estimated time incurred by individuals performing such services. We believe that it is not practicable to estimate the cost for these services that we would have been incurred if we had operated as an unaffiliated entity for the three months ended June 29, 2003 and June 27, 2004. The increase in outside professional legal expenses was primarily due to a lawsuit that was settled in our favor in May 2004.

Research and Development Expenses. Research and development expenses increased $690,000, or 111%, to $1,313,000 for the three months ended June 27, 2004 from $623,000 for the three months ended June 29, 2003. The external development costs increase of $691,000 was related to pharmacokinetic studies and a c-GMP production campaign for NDA registration batches for our NRP104 compound and process development and optimization costs for our NRP290 compound.

The following table shows the aggregate changes in our research and development expenses.

	Three months ended
Research and development expenses	June 29, 2003	June 27, 2004
	(in thousands)
Direct project costs:
Personnel, benefits and related costs	$297	$268
Consultants, supplies, materials and other direct costs	123	146
External development costs	188	879
Total direct costs	608	1,293
Indirect costs	15	20
Total	$623	$1,313

Other Income. Other income for the six months ended June 27, 2004 consists of a gain on settlement of litigation of $1,764,000 (see Note 8 in the Notes to Consolidated Financial Statements).

Six Months Ended June 27, 2004 Compared to Six Months Ended June 29, 2003

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the six months ended June 27, 2004 or the six months ended June 29, 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1,532,000, or 218%, to $2,235,000 for the six months ended June 27, 2004 from $703,000 for the six months ended June 29, 2003. This increase is primarily due to increases in stock-based compensation expense of $878,000, costs recognized for services provided by an affiliate, Third Security, of $445,000 and outside professional legal expenses of $145,000. The expenses recorded for stock-based compensation were $936,000 and $58,000 for the six months ended June 27, 2004 and June 29, 2003, respectively. For the six months ended June 27, 2004, the expenses recorded for stock-based compensation were based on the excess of the estimated fair value of shares issued over the sale price of such shares. Consistent with prior periods, Third Security provided support in the finance, accounting, taxation, legal, market research, information technology and human resources functions at no charge to us during the six months ended June 27, 2004. In periods prior to our current fiscal year no charge was recorded for the estimated cost of these services. However, due to the increased assistance that Third Security provided in connection with the initial public offering of our common stock that was completed August 10, 2004, we recorded expenses of $445,000 for these costs and recognized a capital contribution in the same amount. We estimated these costs based on information provided by Third Security that included actual compensation and estimated time incurred by individuals performing such services. We believe that it is not practicable to estimate the cost for these services that we would have incurred if we had operated as an unaffiliated entity for the six months ended June 29, 2003 and June 27, 2004. The increase in outside professional legal expenses was primarily due to a lawsuit that was settled in our favor in May 2004 (see Note 8 in the Notes to Consolidated Financial Statements).

Research and Development Expenses. Research and development expenses increased $1,010,000, or 71.5%, to $2,421,000 for the six months ended June 27, 2004 from $1,411,000 for the six months ended June 29, 2003. An increase in external development costs of $1,105,000, net of a decrease in personnel, benefits and related costs of $79,000 primarily accounted for the increase. Most of the increase in external development costs was related to toxicity studies, pharmacokinetic studies and a c-GMP production campaign for NDA registration batches for our NRP104 compound and process development and optimization costs for our NRP290 compound. The decrease in personnel, benefits and related costs is due to the elimination of certain positions that were primarily focused on the development of our thyroid compound, which we are not currently pursuing.

The following table shows the aggregate changes in our research and development expenses.

	Six months ended
Research and development expenses	June 29, 2003	June 27, 2004
	(in thousands)
Direct project costs:
Personnel, benefits and related costs	$630	$551
Consultants, supplies, materials and other direct costs	261	244
External development costs	490	1,595
Total direct costs	1,381	2,390
Indirect costs	30	31
Total	$1,411	$2,421

Other Income. Other income for the six months ended June 27, 2004 consists of a gain on settlement of litigation of $1,764,000 (see Note 8 in the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

Our operations from 2001 through June 27, 2004, have been funded with proceeds of approximately $16.5 million, raised from various common stock issuances during the period as follows:

Fiscal year	Number of shares (1)		Price per share	Amount
2001	150,000		$6.66	$1,000,000
2002	1,122,500		2.50	2,806,250
2002	2,038,860	(2)	2.50	5,097,151
2003	1,411,600		2.50	3,529,000
2004	820,000		5.00	4,100,000
	5,542,960			$16,532,401
______________
(1)	As adjusted for a one-for-two reverse stock split effective as of August 3, 2004.
(2)	Represents shares issued upon the conversion of a convertible promissory note by RJK, L.L.C., and entity controlled by Mr. Kirk, our Chairman, President and Chief Executive Officer, in the original amount of $5,000,000 plus accrued interest of $97,151. We received the $5,000,000 of proceeds from the note issuance in August 2001.

In addition to the above common stock issuances, we issued 150,000 shares of common stock at $5.00 per share for total proceeds of $750,000 on July 12, 2004. On August 10, 2004 we completed the initial public offering of our common stock whereby we sold 4,200,000 shares at a price of $8.00 per share, resulting in gross proceeds of $33.6 million. In connection with the offering we paid $2.4 million in underwriting discounts and commissions and incurred estimated other offering expenses of approximately $1.3 million. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $30 million.

At June 27, 2004, we had cash and cash equivalents of $2,083,000 compared to $264,000 at December 28, 2003. Our cash and cash equivalents are highly liquid investments in money market funds with a commercial bank. We maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

On April 23, 2004, the Company entered into a credit agreement with Randal J. Kirk (2000) Limited Partnership (the Partnership), a related party. Under the terms of the credit agreement, the Partnership provided an irrevocable line of credit to the Company for up to the principal amount of $5,000,000. The proceeds from the credit line were to be used by the Company for general working capital and operating expenses. Amounts advanced to the Company under this credit agreement were to bear interest at 12% and payments made by the Company were to be applied first to any accrued interest. This credit agreement expired in accordance with its terms on August 10, 2004, which was the completion of the initial public offering of the Company’s common stock. The Company made no borrowings under this credit agreement during the time it was in effect.

Cash used in operations was $1,928,000 for the six months ended June 29, 2003 and $1,884,000 for the six months ended June 27, 2004. Although this net change is relatively small, operating expenses, excluding non-cash expenses of $936,000 for stock-based compensation and $445,000 for services contributed by an affiliate, increased by $1,142,000. This was offset by $1,300,000 received from the settlement of litigation in our favor. Cash provided by financing activities was $1,433,000 for the six months ended June 29, 2003 and $3,750,000 for the six months ended June 27, 2004. New issuances of common stock for the six months ended June 29, 2003 were $1,229,000 and $4,100,000 for the six months ended June 27, 2004. Proceeds from a short-term demand note from Kirkfield, LLC, a related entity, were $350,000 for the six months ended June 29, 2003. This note was repaid during the six months ended June 27, 2004. We received an additional $1,400,000 in short-term demand loans from Kirkfield, LLC during the six months ended June 27, 2004. All such notes were also repaid during this same period.

The following table summarizes our contractual obligations at June 27, 2004 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	2004	Thereafter
	(in thousands)
Operating lease obligations	$14	$14	—
Research and development contracts	1,194	1,194	—
Total contractual cash obligations	$1,208	$1,208	—

As of June 27, 2004, we do not have any short-term debt, long-term contractual or debt obligations. Our operating lease is for our research and development facilities. We renewed this lease, including additional space of 2,358 square feet, in August 2004 for one year at a monthly rental of approximately $11,000. We may renew this lease for successive one-year periods thereafter. We also have in-progress research and development contracts performed by third parties. As of June 27, 2004, we had commitments, which consist primarily of external development work, with third parties totaling approximately $1,898,000 of which approximately $1,194,000 had not yet been incurred. The commitments are cancelable by us at any time upon written notice. The contractual commitments reflected in this table exclude royalty payments that we may be obligated to pay to Innovative Technologies in the future. Such future royalty payments are contingent on product sales and are based on 1% of net sales (as defined in the agreement with Innovative Technologies dated June 30, 2004) for a period of 10 years or up to $1 million, whichever occurs first. This agreement also provided for an upfront fee of $200,000 which we paid on July 1, 2004.

We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials and personnel. We expect that our general and administrative expenses will increase in the future as we expand our business development, legal and accounting staff, add infrastructure and incur additional costs related to being a public company, including directors’ and officers’ insurance, investor relations programs and increased professional fees. In addition, certain services that were provided to us by Third Security at no charge are now charged to us under the terms of an administrative services agreement that became effective upon the completion of our initial public offering on August 10, 2004. Under the terms of this agreement, Third Security will continue to provide support for certain functions, such as taxation, legal and market research, as well as provide other miscellaneous services that we may need from time to time.

Our future capital requirements will depend on a number of factors, including the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates. We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital equipment requirements for at least the next 24 months.

To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. We cannot assure that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Any future funding may dilute the ownership of our equity investors.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, fair valuation of stock related to stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Although we currently have no products available for sale, we do anticipate having products in the future. We anticipate that some of our sales will be to wholesalers who have the right to return purchased product. In accordance with SFAS No. 48, “Revenue Recognition When the Right of Return Exists,” until we have sufficient sales history to estimate product returns, we will have to defer recognition of revenue on such sales until the products are dispensed through patient prescriptions. Once we have obtained sufficient sales history to estimate product returns, under SFAS 48, we will be able to recognize revenue on product shipments, net of a reasonable allowance for estimated returns relating to these shipments.

Accrued Expenses. As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of estimated accrued expenses include professional service fees, such as fees of lawyers and contract service fees. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under -or over-estimated the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often subject to management’s judgment. We make these judgments based upon the facts and circumstances known to us in accordance with US generally accepted accounting principles.

Stock-Based Compensation. We have elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” In the notes to our financial statements we provide pro forma disclosures in accordance with SFAS No. 123 and related pronouncements. The two factors which are most likely to affect charges or credits to operations related to stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of such fair value. If our estimates of the fair value of these equity instruments are too high or too low, our expenses will be overstated or understated. Because shares of our common stock had not been publicly traded before our initial public offering in August 2004, we valued our stock and stock option grants by considering comparative values of stock of public companies discounted for the risk and limited liquidity of our common stock, events that have occurred since the date of grants, economic trends and transactions involving the sale of our common stock to independent third parties.

Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We have not recorded any tax provision or benefit for the six months ended June 27, 2004 and June 29, 2003. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured. At December 28, 2003, we had federal net operating loss carry forwards of approximately $22.4 million available to reduce future taxable income, which will begin to expire in 2019. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may result in a limitation on the amount of net operating loss carry forwards that can be used in future years.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is currently confined to our cash and cash equivalents that have maturities of less than three months. We currently do not hedge interest rate exposure. We have not used derivative financial instruments. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on their realized value.

Item 4.  Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no significant change in our internal control over financial reporting during the quarter ended June 27, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

We do not have any legal actions currently pending against us that are expected to have a material adverse effect on us.

In May 2002, we filed suit in the United States District Court for the Eastern District of Tennessee against DSM Pharmaceuticals, Inc. (DSM), alleging breach of contract and misrepresentations by DSM and failure of consideration by DSM. We were seeking recovery of approximately $1,056,000 paid to DSM, treble damages and attorneys’ fees for violation of the Tennessee and/or North Carolina Consumer Protection Acts, and unliquidated consequential damages as a result of DSM’s common law misrepresentations. DSM counterclaimed against us for $583,305 that it contended was still owed by us to DSM pursuant to the agreement(s) between the parties, together with prejudgment interest. On March 23, 2004, the court ordered that this case proceed to mediation within 60 days and that the parties report the results of mediation on or before May 31, 2004. The parties thereupon instituted settlement discussions and reached an agreement for the settlement of all claims and counterclaims associated with the litigation, mutual releases between the parties and their affiliates, and the payment of $1.3 million to us by DSM. An Agreed Order of Dismissal with Prejudice evidencing the dismissal of all claims associated with the litigation was signed by counsel for both parties and submitted to the court for entry upon our receipt of the settlement amount of $1.3 million from DSM on May 4, 2004. As a result of this settlement, we recognized a gain of $1,764,043 in April 2004, including reversing our outstanding invoices to DSM of $464,043.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We have issued shares of common stock during the period covered by this report in private placements as follows:

Purchaser	Date of Purchase	Number of Shares Purchased*	Price Per Share	Aggregate Consideration
New River Management III, LP(1)	April 14, 2004	453,333	$5.00	$2,266,665
Roger D. Griggs(2)	May 3, 2004	60,000	$5.00	$300,000
New River Management III, LP(1)	May 14, 2004	156,667	$5.00	$783,335
New River Management III, LP(1)	June 10, 2004	150,000	$5.00	$750,000
____________
(*)	As adjusted for a one-for-two reverse stock split effective as of August 3, 2004.
(1)
New River Management III, LP is a private equity fund affiliated with Randal J. Kirk, our Chairman, Chief Executive Officer and President. On March 26, 2004, we entered into a Subscription Agreement with New River Management III, LP pursuant to which we agreed to sell, and the fund agreed to purchase, in addition to the shares issued on April 14, 2004, May 14, 2004 and June 10, 2004, 150,000 additional shares on or before July 12, 2004. The 150,000 shares were purchased on July 12, 2004.

(2)	Serves on our board of directors.

In addition, during the period covered by this report, we granted options to purchase 5,000 shares of our common stock to one of our directors upon his election to the Board of Directors under our Stock Option Plan at an exercise price of $5.00 per share. Effective as of the closing of our initial public offering on August 10, 2004, all awards are now made under our 2004 Incentive Compensation Plan, which amends and restates our prior Employee Stock Option Plan and replaces our former Stock Appreciation Rights Plan. No underwriters were involved in the foregoing stock or option issuances. The foregoing stock and option issuances were exempt from registration under the Securities Act of 1933, as amended, either pursuant to Rule 701 under the Securities Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) under the Securities Act, as a transaction by an issuer not involving a public offering.

On August 10, 2004, we closed the sale of an aggregate of 4,200,000 shares of our common stock, $0.001 par value, in our initial public offering at a price to the public of $8.00 per share. The managing underwriters in the offering were WR Hambrecht + Co, LLC, First Albany Capital Inc., Wells Fargo Securities, LLC and Punk, Ziegel & Company, L.P. All of the shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-115207) that was declared effective by the SEC on August 5, 2004. The offering commenced on August 5, 2004 and did not terminate until after the sale of all of the securities registered in the Registration Statement. As part of the initial public offering, we granted the several underwriters an over-allotment option to purchase up to an additional 630,000 shares of our common stock from us. The underwriters did not exercise the over-allotment option.  There were no selling shareholders in the offering.

The aggregate price of the offering amount registered for sale in this offering was $33.6 million. In connection with the offering, we paid approximately $2.4 million in underwriting discounts and commissions to the underwriters and incurred an estimated $1.3 million in other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and estimated offering expenses, we received net proceeds from the offering of approximately $30 million. The use of these proceeds has conformed with our intended use outlined in the prospectus related to the offering.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

We held our annual meeting of shareholders on April 26, 2004. At this meeting, the sole matter submitted to the vote of the shareholders was the election of directors. At this meeting, 11,172,793 shares (adjusted to reflect a one-for-two reverse stock split that became effective as of August 3, 2004), or 85.6% of the outstanding shares as of the date of the meeting, were represented and voted unanimously to elect David S. Barlow, Roger D. Griggs, Larry D. Horner, Randal J. Kirk and Krish S. Krishnan to our Board of Directors.

Item 5.                Other Information.

None.

Item 6.                Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit 31(a) - Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randal J. Kirk

Exhibit 31(b) - Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Krish S. Krishnan

Exhibit 32(a) - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randal J. Kirk

Exhibit 32(b) - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Krish S. Krishnan

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW RIVER PHARMACEUTICALS INC.
(Registrant)

Date: September 17, 2004	/s/ Randal J. Kirk
Randal J. Kirk
Chairman, President and Chief Executive Officer
(Principal executive officer)

Date: September 17, 2004	/s/ Krish S. Krishnan
Krish S. Krishnan
Chief Operating Officer, Chief Financial Officer and Secretary
(Principal financial and accounting officer)
28