Form 10-Q
period 2004-09-26
NEW RIVER PHARMACEUTICALS INC
filed 2004-11-08
CIK 1288379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

——————

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

Commission file number 000-50851

NEW RIVER PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Virginia	54-1816479
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

1881 Grove Avenue Radford, Virginia	24141
(Address of principal executive offices)	(Zip code)

(540) 633-7978
(Registrant’s telephone number,
including area code)

——————
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No ☐

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes: ☐ No: ☒

As of November 8, 2004, there were 17,762,888 shares of the registrant’s common stock, $.001 par value per share, outstanding.

NEW RIVER PHARMACEUTICALS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2004

PART I
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS	September 26, 2004 (Unaudited)	December 28, 2003
CURRENT ASSETS:
Cash and cash equivalents	$29,628,531	$264,393
Due from affiliates	—	88,381
Prepaid expenses	347,343	—
Total current assets	29,975,874	352,774
PROPERTY AND EQUIPMENT:
Leasehold improvements	68,045	71,009
Machinery and equipment	743,009	755,992
	811,054	827,001
Less accumulated depreciation and amortization	552,010	544,109
Property and equipment, net	259,044	282,892
Total assets	$30,234,918	$635,666
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Note payable to shareholder	$—	$350,000
Accounts payable	1,135,986	467,742
Unpaid and accrued research and development expenses	714,587	907,505
Other accrued expenses	28,711	36,773
Due to affiliates	81,874	12,683
Total current liabilities	1,961,158	1,774,703
SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, par value $0.001 per share. Authorized 25,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.001 per share. Authorized 150,000,000 shares; issued and outstanding 12,592,888 shares at December 28, 2003 and 17,762,888 shares at September 26, 2004	17,763	12,593
Additional paid-in capital	61,276,877	24,492,382
Accumulated deficit	(33,020,880)	(25,644,012)
Total shareholders’ equity (deficit)	28,273,760	(1,139,037)
Total liabilities and shareholders’ equity (deficit)	$30,234,918	$635,666
See accompanying notes to consolidated financial statements.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATION

	Three months ended		Nine months ended
	September 28, 2003	September 26, 2004	September 28, 2003	September 26, 2004
	(Unaudited)		(Unaudited)
SALES, NET	$—	$—	$—	$—
OPERATING COSTS AND EXPENSES:
Selling, general, and administrative	415,261	1,374,455	1,117,803	3,609,265
Research and development	749,915	3,072,912	2,161,288	5,493,858
Depreciation and amortization of property and equipment	32,493	30,254	110,533	89,966
Total operating expenses	1,197,669	4,477,621	3,389,624	9,193,089
Operating loss	(1,197,669)	(4,477,621)	(3,389,624)	(9,193,089)
OTHER INCOME (EXPENSE):
Gain on settlement of litigation	—	—	—	1,764,043
Interest expense	(3,538)	—	(9,148)	(11,422)
Interest income	1,032	61,357	2,991	63,600
Total other income (expense), net	(2,506)	61,357	(6,157)	1,816,221
Net loss	$(1,200,175)	$(4,416,264)	$(3,395,781)	$(7,376,868)
NET LOSS PER SHARE: Basic and diluted	$(0.10)	$(0.28)	$(0.29)	$(0.53)

See accompanying notes to consolidated financial statements.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 28, 2003	September 26, 2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,395,781)	$(7,376,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	110,533	89,966
Stock-based compensation	58,118	1,386,000
Contribution of services by related party	—	576,229
Changes in operating assets and liabilities:
Due from affiliates, net	(70,404)	88,381
Income taxes refundable	3,376	—
Prepaid expenses	(3,791)	(347,343)
Accounts payable	501,347	668,244
Unpaid and accrued research and development expenses and other accrued expenses	(147,830)	(200,980)
Due to affiliates	9,027	69,191
Net cash used in operating activities	(2,935,405)	(5,047,180)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	7,545
Purchases of property and equipment	(13,498)	(73,663)
Net cash used in investing activities	(13,498)	(66,118)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to shareholder	350,000	1,450,000
Repayment of notes payable to shareholder	—	(1,800,000)
Principal payments on long-term debt	(135,714)	—
Principal payments on capital lease obligation	(9,941)	—
Net proceeds from issuances of common stock	2,429,000	34,827,436
Net cash provided by financing activities	2,633,345	34,477,436
Net increase (decrease) in cash and cash equivalents	(315,558)	29,364,138
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	614,184	264,393
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$298,626	$29,628,531

See accompanying notes to consolidated financial statements.

NEW RIVER PHARMACEUTICALS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended September 28, 2003 and September 26, 2004
(Unaudited)

(1)	ORGANIZATION AND NATURE OF BUSINESS

(a)	Organization

New River Pharmaceuticals Inc. (the Company), a Virginia corporation, was formed in 1996. The Company has a wholly-owned subsidiary, Lotus Biochemical (Bermuda) Ltd. (Lotus Bermuda), which exists to hold pharmaceutical intellectual property. While Lotus Bermuda has held such forms of intellectual property in the past, at September 26, 2004, Lotus Bermuda no longer held any such assets; however, Lotus Bermuda may be used again for such purpose in the future. Alternatively, the Company may decide to dissolve Lotus Bermuda at some time in the future.

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

The accompanying unaudited consolidated financial statements include the accounts of New River Pharmaceuticals Inc. and its wholly-owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the SEC pertaining to Form 10-Q. Certain disclosures required for complete financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information at September 26, 2004 and for the three and nine month periods ended September 26, 2004 and September 28, 2003 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended December 28, 2003, included in the Company’s final prospectus filed on August 5, 2004, with the SEC under Rule 424(b) of the Securities Act of 1933, as amended (the Securities Act).

(b)	Fiscal Periods

The Company maintains its books using a 52/53-week fiscal year ending on the Sunday nearest the last day of December. Quarterly periods are closed every thirteen weeks except during years that include 53 weeks. In such years, the fourth quarter will include 14 weeks. Fiscal year 2004 includes 53 weeks and ends January 2, 2005.

(c)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 28, 2003 cash equivalents consisted of money market accounts totaling approximately $403,000. At September 26, 2004 cash equivalents consisted of money market accounts and taxable municipal securities of $4,526,000 and $25,017,000, respectively.

(d)	Research and Development

Research and development expenses consist of direct costs and indirect costs. Direct research and development costs include salaries and related costs of research and development personnel, and the costs of consultants, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Indirect research and development costs include depreciation and other indirect overhead expenses. The Company considers that regulatory and other uncertainties inherent in the research and development of new products preclude it from capitalizing such costs. This treatment includes up-front and milestone payments made to third parties in connection with research and development collaborations. At December 28, 2003, the Company had research and development commitments with third parties totaling approximately $1,345,000, of which approximately $721,000 had not yet been incurred. At September 26, 2004, the Company had research and development commitments with third parties totaling approximately $1,820,000, of which approximately $1,106,000 had not yet been incurred. The commitments are cancelable by the Company at any time upon written notice.

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

	Three months ended		Nine months ended
	September 28, 2003	September 26, 2004	September 28, 2003	September 26, 2004
Net loss:
As reported	$(1,200,175)	$(4,416,264)	$(3,395,781)	$(7,376,868)
Add stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	58,118	3,600
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(33,357)	(123,236)	(190,561)	(192,328)
Pro forma	$(1,233,532)	$(4,539,500)	$(3,528,224)	$(7,565,596)
Net loss per share:
Basic and diluted:
As reported	$(0.10)	$(0.28)	$(0.29)	$(0.53)
Pro forma	$(0.11)	$(0.29)	$(0.30)	$(0.55)

The per share weighted average fair value of stock options granted during the three and nine months ended September 26, 2004 of $1.99 and $2.00, respectively, and $.81 for the three and nine months ended September 28, 2003 was determined on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months	Nine months ended
	ended
	September 26, 2004	September 28, 2003	September 26, 2004
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.18-4.32%	3.95%	4.53%
Expected life of options	10 years	10 years	10 years
Expected volatility*	70%	0%	70%

* The expected volatility assumption for options issued during the nine months ended September 26, 2004 prior to the Company’s initial public offering that was completed on August 10, 2004 was 0%. The volatility assumption in the table represents the assumption used for options issued upon or subsequent to the completion of the Company’s initial public offering.

Because the determination of the fair value of all options granted after the Company became a publicly-traded entity includes an expected volatility factor and because additional option grants are expected in the future, the pro forma disclosures above are not representative of the pro forma effects of option grants on reported net operating results in future years.

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

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Actual results could differ from management’s estimates.

(3)	LIQUIDITY AND INITIAL PUBLIC OFFERING

In February and March 2004, the Company received a total of $1,400,000 and in April 2004, the Company received $50,000 from Kirkfield, L.L.C. (Kirkfield), an entity controlled by the Company’s current Chairman, President and Chief Executive Officer, Randal J. Kirk, in exchange for a series of promissory demand notes. On March 26, 2004, the Company entered into a Subscription Agreement with New River Management III, LP (the Fund), an affiliated private equity fund, pursuant to which the Company agreed to sell, and the Fund agreed to purchase 453,333 shares of the Company’s common stock on or before April 9, 2004, 156,667 shares on or before May 10, 2004, 150,000 shares on or before June 9, 2004, and 150,000 shares on or before July 12, 2004 at $5.00 per share. On April 16, 2004, the Company repaid the outstanding balances of the notes payable to Kirkfield, totaling $1,800,000 (see Note 5) plus accrued interest, using a portion of the $2,266,665 proceeds received from the sale of common stock to the Fund, which was originally due on April 9, 2004 and which was received on April 14, 2004. The proceeds from the May 10, 2004, June 9, 2004 and July 12, 2004 stock issuances totaled $783,335, $750,000 and $750,000, respectively, and were received on May 14, 2004, June 10, 2004 and July 12, 2004, respectively. On May 3, 2004, the Company also issued 60,000 shares of common stock to a member of the Board of Directors of the Company and received proceeds of $300,000 from this sale. The Company also issued 5,000 stock options to the same member of the Board of Directors on May 3, 2004. The stock options vested immediately and are exercisable at a price of $5.00 per share.

In connection with the sales through July 12, 2004 of 970,000 shares of common stock and the issuance of 5,000 stock options at $5.00 per share described in the previous paragraph, the Company recorded $1,386,000 of stock-based compensation expense during the nine months ended September 26, 2004. Included in this amount was stock-based compensation expense of $450,000 in the third quarter 2004 for the shares issued on July 12, 2004. This expense represents the difference between the sales price of $5.00 per share and the estimated fair value of the common stock on the various dates of issuance, which was $5.72 for the shares and options issued on April 14, 2004, May 3, 2004 and May 14, 2004 and $8.00 for shares issued on June 10, 2004 and July 12, 2004.

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

In April 2004, the Board of Directors (the Board) authorized the Company to file a registration statement with the SEC covering the proposed sale by the Company of its common stock to the public. On June 25, 2004, the Board approved, subject to shareholder approval, the amendment and restatement of the Company’s Articles of Incorporation to provide for, among other things, an increase in the number of authorized shares of common stock and preferred stock to 150,000,000 shares and 25,000,000 shares, respectively, and a one-for-two reverse stock split of the Company’s common stock. All references in the consolidated financial statements to shares of common stock, common stock options, common stock prices and per share of common stock amounts have been adjusted retroactively for all periods presented to reflect this reverse stock split. On August 10, 2004, the Company completed the initial public offering of its common stock in which the Company sold 4,200,000 shares of common stock at $8.00 per share resulting in gross proceeds of $33.6 million. In connection with this offering, the Company paid approximately $2.4 million in underwriting discounts and commissions and incurred estimated other offering expenses of approximately $1.3 million. The net proceeds from the offering were approximately $30 million. The Company believes its existing cash and cash equivalents at September 26, 2004 will be sufficient to fund its operating expenses and capital equipment requirements for at least the next 20 months.

(4)	ROYALTY OBLIGATIONS

Effective June 30, 2004, the Company entered into an agreement (the Agreement) with Innovative Technologies, L.L.C. (Innovative Technologies) that effectively amended the Company’s obligation in its entirety under previous existing agreements with Innovative Technologies. The previous agreements were executed in connection with the Company’s acquisition of certain of its intellectual property from Innovative Technologies in prior years. The Agreement provided for an upfront fee of $200,000, which was paid on July 1, 2004, and a 1% royalty on net sales (as defined in the Agreement) for a period of 10 years for up to a total of $1 million.

(5)	RELATED PARTY TRANSACTIONS

Through August 10, 2004, the date of the completion of the Company’s initial public offering, Third Security, LLC (Third Security), an entity controlled by the Company’s current Chairman, President and Chief Executive Officer, Randal J. Kirk, provided to the Company accounting, finance, information technology, human resources, legal and executive management services. Through December 28, 2003, the Company did not record the estimated cost of these services in the consolidated financial statements. Effective December 29, 2003, in anticipation of increased services to be provided by Third Security associated with the planned initial public offering of the Company’s common stock, the Company began recording the estimated cost of these services as selling, general and administrative expenses and as a contribution to additional paid-in capital. The estimated cost of these services approximated $47,000 and $131,000 for the three-month periods ended September 28, 2003 and September 26, 2004, respectively, and $125,000 and $576,000 for the nine months ended September 28, 2003 and September 26, 2004, respectively. Management estimated the cost of these services based on the actual compensation of the individuals performing the work multiplied by an estimated percentage of the individual’s time allocated to services performed for the Company. Management believes that this method is a reasonable approximation of the cost of these services. Management also believes that it is not practicable to estimate the cost for these services that would have been incurred if the Company had operated as an unaffiliated entity for the three-month and nine-month periods ended September 28, 2003 and September 26, 2004.

Effective upon the completion of the Company’s initial public offering on August 10, 2004, the Company executed an administrative services agreement with Third Security, pursuant to which Third Security has continued to provide certain services for a fee. The monthly fee varies and is based on an hourly billing rate for each individual providing services multiplied by the number of hours of services performed by such individual. The term of the agreement is for 24 months and may be terminated with written notice at any time by the Company. The Company also hired certain executive and administrative staff to perform functions that were previously performed by Third Security. Also upon completion of the initial public offering, the Company entered into a lease agreement with Third Security for certain executive and administrative office space for a period of 24 months. The current monthly rental is approximately $6,500. The Company recognized approximately $38,000 and $10,000 of expense under the administrative services agreement and lease agreement, respectively, from August 10, 2004 through September 26, 2004. The unpaid portion of these amounts is included in Due to Affiliates as of September 26, 2004.

In February 2003, the Company received $350,000 from Kirkfield in exchange for a promissory demand note. Interest expense on this note as well as additional loans from Kirkfield (see Note 3), was $3,538 and $0 for the three months ended September 28, 2003 and September 26, 2004, respectively, and $9,026 and $11,422 for the nine months ended September 28, 2003 and September 26, 2004, respectively. On April 16, 2004, the Company paid off the outstanding balance of all the notes due to Kirkfield, including accrued interest.

(6)	NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Net loss (numerator)	Shares (denominator)	Per share amount
Three-month period ended September 28, 2003:
Basic net loss per share	$(1,200,175)	12,017,066	$(0.10)
Effect of dilutive stock options	—	—
Diluted net loss per share	$(1,200,175)	12,017,066
Three-month period ended September 26, 2004:
Basic net loss per share	$(4,416,264)	15,707,393	$(0.28)
Effect of dilutive stock options	—	—
Diluted net loss per share	$(4,416,264)	15,707,393
Nine-month period ended September 28, 2003:
Basic net loss per share	$(3,395,781)	11,629,860	$(0.29)
Effect of dilutive stock options	—	—
Diluted net loss per share	$(3,395,781)	11,629,860
Nine-month period ended September 26, 2004:
Basic net loss per share	$(7,376,868)	13,800,617	$(0.53)
Effect of dilutive stock options	—	—
Diluted net loss per share	$(7,376,868)	13,800,617

All stock options, approximately 864,000 at September 26, 2004, could potentially dilute net loss per share and therefore, they were not included in the computation of diluted net loss per share because to do so would have been antidilutive.

(7)	STOCK-BASED COMPENSATION

Effective June 25, 2004 the Board approved the 2004 Incentive Compensation Plan (the Plan), subject to approval by the Company’s shareholders. Effective July 2, 2004, the Company’s shareholders approved the Plan. The Plan was effective upon the completion of the Company’s initial public offering on August 10, 2004. The Plan permits the award of options (both incentive stock options and nonqualified options), stock appreciation rights, stock awards and incentive awards to eligible persons. Eligible persons include employees, employees of affiliates, any person who provides services to the Company or to an affiliate, members of the Board and members of the board of directors of an affiliate. The Plan amends and restates the Company’s prior Employee Stock Option Plan (the Prior Plan), which permitted the grant of options to employees, directors and consultants. The Plan also replaces the former Stock Appreciation Rights Plan, which permitted the grant of stock appreciation rights, which are awards with a value based on appreciation in the common stock of the Company. Options granted under the Prior Plan remain subject to the terms of that plan. The terms of the Prior Plan are substantially similar to the terms of the Plan, except that, under the Plan, stock appreciation rights, stock awards and incentive awards (payable in cash or shares) may be granted in addition to options. The maximum aggregate number of shares of common stock that may be issued under the Plan, including shares issued upon the exercise of options granted under the Prior Plan, is 1,620,000 shares, but no more than 810,000 shares of common stock may be issued as stock awards. The term of each stock option issued under the Plan is fixed, but no option shall be exercisable more than 10 years after the date the option is granted. Certain options granted under the Plan are exercisable at the date of grant. All other options vest in accordance with the vesting schedule established by the Compensation Committee of the Board at the time such options are granted.

Stock option activity for the nine-month period ended September 26, 2004 was as follows:

	Number of shares	Weighted average exercise price
Balance at December 28, 2003	664,063	$3.11
Granted	200,000	7.93
Forfeited	—	—
Balance at September 26, 2004	864,063	$4.22
Exercisable at September 26, 2004	554,063	$3.60

At September 26, 2004, the weighted average remaining contractual life of outstanding options was 8.0 years.

Effective May 3, 2004, the Board approved the grant of 5,000 stock options to a member of the Board. These options have a per share exercise price of $5.00, vest immediately and expire 10 years from the date of grant. Effective July 29, 2004, the Board approved the grant of a total of 10,000 stock options to two Board nominees under the Plan. The grant was effective upon the appointment of the two nominees to the Board, which occurred upon completion of the initial public offering of the Company’s common stock, on August 10, 2004. These 10,000 stock options have a per share exercise price equal to the $8.00 per share offering price in the initial public offering of the Company’s common stock, vest immediately upon the date of grant and expire 10 years from the date of grant. Effective July 30, 2004, the Board approved the grant of a total of 160,000 stock options to three officers of the Company under the Plan. The grant was effective upon the completion of the initial public offering of the Company’s common stock, on August 10, 2004. These 160,000 stock options have a per share exercise price equal to the $8.00 per share offering price in the initial public offering of the Company’s common stock, vest in three equal annual installments commencing one year from the date of grant and expire 10 years from the date of grant. Effective September 15, 2004, the Board approved the grant of 5,000 stock options to each of the five independent members of the Board under the Plan. The grant was effective September 15, 2004. These 25,000 stock options have a per share exercise price of $8.00, which was the closing price of the Company’s stock on September 15, 2004, vest immediately and expire 10 years from the date of grant.

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

Overview

We are a specialty pharmaceutical company focused on developing novel pharmaceuticals that are safer and improved versions of widely-prescribed drugs in large and growing markets. Utilizing our proprietary Carrierwave technology, we are currently developing versions of amphetamines and opioids that are designed to provide overdose protection, abuse resistance and less potential for addiction while providing efficacy comparable to the active pharmaceutical ingredients on which they are based. We believe some of our drugs may prove highly resistant to overdose. We believe that we are the first company with a viable product in the pipeline attempting to address the potential overdose risk associated with currently-marketed amphetamines and opioids.

Our drug development pipeline currently includes three active programs in clinical or preclinical development stages. All of our drug candidates are small molecules designed for oral delivery. Each consists of an active pharmaceutical ingredient, like amphetamine or an opioid, attached to an adjuvant.  We refer to our products as conditionally bioreversible derivatives (CBDs), because (i) they are derivatives of underlying active agents, (ii) our preclinical and clinical tests to date indicate that they can only be activated (bioreversed) if taken as directed, and (iii) our preclinical tests to date indicate that at high doses they do not reverse back to the original active. Consequently, we believe that our technology can reduce the extent of abuse and prevent overdosing.

We are developing NRP104 as a once-daily oral medication for the treatment of attention deficit hyperactivity disorder (ADHD). NRP104 is a conditionally bioreversible amphetamine derivative. On July 29, 2004, we had our End-of-Phase II (EOP2) meeting with staff members of the Center for Drug Evaluation and Research of the U.S. Food and Drug Administration (FDA) to discuss NRP104 and to review the remaining clinical and nonclinical trials necessary to support a new drug application (NDA) filing. Based on minutes we received from the FDA in September 2004, we anticipate filing an NDA on NRP104 for the treatment of ADHD in pediatric populations in the second half of 2005 and anticipate approval in the first half of 2006. We recently completed a dose proportionality study in pediatric populations diagnosed with ADHD (ages 6 thru 12).  The preliminary results indicate that we have met all of the required objectives for this study. We also proposed to the FDA that we conduct two Phase III efficacy trials.  We have completed enrollment on one of our Phase III efficacy trials and have to date enrolled 30% of the patients on our second Phase III efficacy trial. We are evaluating partnering opportunities with respect to the further development and commercialization of NRP104. We have engaged an investment bank to coordinate this process in the United States. We will make our decision either to partner or self-market NRP104 based upon the best interests of our shareholders.

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

NRP290, a conditionally bioreversible derivate of hydrocodone, is regulated under the Controlled Substances Act (CSA).  The Drug Enforcement Agency (DEA) has classified NRP290 as a Schedule II controlled drug substance under the CSA.  However, currently-marketed hydrocodone products are combinations of hydrocodone and acetaminophen and are marketed as multi-ingredient Schedule III products.  We also intend to market NRP290 as a multi-ingredient product in combination with acetaminophen.  Consequently, we believe that, based on our results to date and our marketing intentions, NRP290 would enjoy at least a Schedule III classification.  This classification by the DEA has resulted in a delay in our NRP290 scale-up efforts due to the increased control and compliance procedures required to scale-up Schedule II drug substances per the CSA.  Such requirements have been met and scale-up efforts are on-going.  As a result of this delay, we anticipate filing an IND on NRP290 in the second quarter of 2005.

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

Throughout our history, we have incurred significant losses. We anticipate incurring additional losses, which may increase, for the foreseeable future. We have not been and may never become profitable. As of September 26, 2004, we had an accumulated deficit of approximately $33.0 million.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of legal costs associated with patent filings and litigation that was settled in May 2004, board of director fees, insurance expense, personnel and benefits costs and stock-based compensation costs. In the past, an affiliate, Third Security, LLC (Third Security) has provided support in the finance, accounting, taxation, legal, market research, information technology and human resources functions at no charge to us. Based on information provided by Third Security that included actual compensation and estimated time incurred by individuals performing such services, we estimate the cost of these services provided by Third Security to have been approximately $576,000 for the nine months ended September 26, 2004. In periods prior to the nine months ended September 26, 2004, no charge was recorded for the estimated cost of these services. However, due to the increased assistance that Third Security provided in connection with the initial public offering of our common stock that was completed on August 10, 2004, we recorded expenses of $576,000 for these costs and recognized a capital contribution in the same amount. We believe that it is not practicable to estimate the cost for these services that we would have incurred if we had operated as an unaffiliated entity for the nine months ended September 28, 2003 and September 26, 2004. Upon completion of our initial public offering, Third Security ceased to provide these services at no charge to us. We believe that we have now added the necessary infrastructure to be self-sufficient except for certain administrative services that Third Security is now providing for a fee under an administrative services agreement. Administrative services that Third Security is providing under the administrative services agreement include support for taxation, legal and market research functions as well as other miscellaneous services that we may need from time to time.

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

We use our research and development employee and infrastructure resources across several projects, and many of our costs are not attributable to an individually-named project but are directed to broadly-applicable research efforts. Accordingly, we do not account for internal research and development costs on a project-by-project basis, and we cannot state precisely the total costs incurred for each of our clinical and preclinical projects on a project-by-project basis.

The following table summarizes, from inception and for the three and nine months ended September 26, 2004, the total external development costs associated with (i) our Carrierwave technology and our earlier related iodothyronine technology, all of which costs are included in the Carrierwave line item in the table below as historically we made no efforts to separate such costs, and (ii) each of our current lead product candidates.

	Three months ended September 26, 2004	Nine months ended September 26, 2004	Inception to September 26, 2004
	(in thousands)
NRP104	$2,352	$3,582	$4,251
NRP290	128	493	597
NRP369	78	78	78
Carrierwave/thyroid	—	—	5,488
Total	$2,558	$4,153	$10,414

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

The commencement and completion of clinical trials for our products may be delayed by many factors, including lack of efficacy during clinical trials, unforeseen safety issues, slower than expected patient recruitment, or government delays. In addition, we may encounter regulatory delays or rejections as a result of many factors, including results that do not support the intended safety or efficacy of our product candidates, perceived defects in the design of clinical trials and changes in regulatory policy during the period of product development. As a result of these risks and uncertainties, we are unable to estimate accurately the specific timing and costs of our clinical development programs or the timing of material cash inflows, if any, from our product candidates. Our business, financial condition and results of operations may be materially adversely affected by any delays in, or termination of, our clinical trials or a determination by the FDA that the results of our trials are inadequate to justify regulatory approval, insofar as cash in-flows from the relevant drug or program would be delayed or would not occur.

Interest Income (Expense). Interest income consists of interest earned on cash and cash equivalents. Interest expense consists of interest on long-term debt and capital lease obligations.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible.

Three Months Ended September 26, 2004 Compared to Three Months Ended September 28, 2003

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended September 26, 2004 or for the three months ended September 28, 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $959,000, or 231%, to $1,374,000 for the three months ended September 26, 2004 from $415,000 for the three months ended September 28, 2003. This increase is primarily due to an increase in stock-based compensation expense of $450,000, an up-front fee of $200,000 paid to Innovative Technologies, Inc. (Innovative Technologies), costs recognized for services provided by an affiliate, Third Security, of $131,000, an increase in personnel and benefit costs of approximately $151,000 associated with adding executive and financial positions whose functions were formerly performed by Third Security, and other various administrative expenses associated with being a public company. The expenses recorded for stock-based compensation were based on the excess of the estimated fair value of shares issued over the sale price of such shares. The up-front fee of $200,000 was paid to Innovative Technologies on July 1, 2004 in accordance with the terms of an agreement (the Agreement) entered into on June 30, 2004 that effectively amended our obligation in its entirety under previous existing agreements with Innovative Technologies. The previous agreements were executed in connection with our acquisition of certain of our intellectual property from Innovative Technologies in prior years. The Agreement also provides for a 1% royalty on net sales (as defined in the Agreement) for a period of 10 years for up to a total of $1 million. Consistent with prior periods, Third Security provided support in the finance, accounting, taxation, legal, market research, information technology and human resources functions at no charge to us through August 10, 2004. Through December 28, 2003, no charge was recorded for the estimated cost of these services. However, due to the increased assistance that Third Security provided in connection with the initial public offering of our common stock that was completed on August 10, 2004, we recorded expenses of $131,000 for these costs and recognized a capital contribution in the same amount during the three months ended September 26, 2004. We estimated these costs based on information provided by Third Security that included actual compensation and estimated time incurred by individuals performing such services. We believe that it is not practicable to estimate the cost for these services that we would have incurred if we had operated as an unaffiliated entity for the three months ended September 28, 2003 and September 26, 2004. Upon the completion of the initial public offering of our common stock on August 10, 2004, Third Security ceased to provide these services at no charge to us. At such time we added executive and additional financial staff that allowed us to become self-sufficient except for certain administrative services that Third Security will continue to provide for a fee under the terms of an administrative services agreement. The addition of the administrative and executive staff accounted for most of the $151,000 increase in personnel and benefits costs.

Research and Development Expenses. Research and development expenses increased $2,323,000, or 310%, to $3,073,000 for the three months ended September 26, 2004 from $750,000 for the three months ended September 28, 2003. An increase in external development costs of $2,279,000 accounted for most of this increase. This increase in external development costs was related to pharmacokinetic studies and Phase III clinical studies for our NRP104 compound.

The following table shows the aggregate changes in our research and development expenses.

	Three months ended
Research and development expenses	September 28, 2003	September 26, 2004
	(in thousands)
Direct project costs:
Personnel, benefits and related costs	$337	$282
Consultants, supplies, materials and other direct costs	126	172
External development costs	279	2,558
Total direct costs	742	3,012
Indirect costs	8	61
Total	$750	$3,073

Nine Months Ended September 26, 2004 Compared to Nine Months Ended September 28, 2003

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the nine months ended September 26, 2004 or the nine months ended September 28, 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2,491,000, or 223%, to $3,609,000 for the nine months ended September 26, 2004 from $1,118,000 for the nine months ended September 28, 2003. This increase is primarily due to an increase in stock-based compensation expense of $1,328,000, an up-front fee of $200,000 paid to Innovative Technologies, Inc. (Innovative Technologies), costs recognized for services provided by an affiliate, Third Security, of $576,000, an increase in personnel and benefit costs of approximately $164,000, and other various administrative expenses associated with being a public company. The expenses recorded for stock-based compensation were $1,386,000 and $58,000 for the nine months ended September 26, 2004 and September 28, 2003, respectively. For the nine months ended September 26, 2004, the expenses recorded for stock-based compensation were based on the excess of the estimated fair value of shares issued over the sale price of such shares. The up-front fee of $200,000 was paid to Innovative Technologies on July 1, 2004 in accordance with the terms of an agreement (the Agreement) entered into on June 30, 2004, that effectively amended our obligation in its entirety under previous existing agreements with Innovative Technologies. The previous agreements were executed in connection with our acquisition of certain of our intellectual property from Innovative Technologies in prior years. The Agreement also provides for a 1% royalty on net sales (as defined in the Agreement) for a period of 10 years for up to a total of $1 million. Consistent with prior periods, Third Security provided support in the finance, accounting, taxation, legal, market research, information technology and human resources functions at no charge to us through August 10, 2004. In periods prior to our current fiscal year, no charge was recorded for the estimated cost of these services. However, due to the increased assistance that Third Security provided in connection with the initial public offering of our common stock that was completed August 10, 2004, we recorded expenses of $576,000 for these costs and recognized a capital contribution in the same amount. We estimated these costs based on information provided by Third Security that included actual compensation and estimated time incurred by individuals performing such services. We believe that it is not practicable to estimate the cost for these services that we would have incurred if we had operated as an unaffiliated entity for the nine months ended September 28, 2003 and September 26, 2004. Upon the completion of the initial public offering of our common stock on August 10, 2004, Third Security ceased to provide these services at no charge to us. At such time we added executive and additional financial staff that allowed us to become self-sufficient except for certain administrative services that Third Security will continue to provide for a fee under the terms of an administrative services agreement. The addition of the administrative and executive staff accounted for most of the $164,000 increase in personnel and benefits costs.

Research and Development Expenses. Research and development expenses increased $3,333,000, or 154%, to $5,494,000 for the nine months ended September 26, 2004 from $2,161,000 for the nine months ended September 28, 2003. An increase in external development costs of $3,384,000 accounted for most of this change. Most of the increase in external development costs was related to toxicity studies, pharmacokinetic studies, a c-GMP production campaign for NDA registration batches and Phase III clinical studies for our NRP104 compound and process development and optimization costs for our NRP290 compound.

The following table shows the aggregate changes in our research and development expenses.

	Nine months ended
Research and development expenses	September 28, 2003	September 26, 2004
	(in thousands)
Direct project costs:
Personnel, benefits and related costs	$967	$833
Consultants, supplies, materials and other direct costs	387	416
External development costs	769	4,153
Total direct costs	2,123	5,402
Indirect costs	38	92
Total	$2,161	$5,494

Other Income. Other income for the nine months ended September 26, 2004 includes a gain on settlement of litigation of $1,764,000 (see Note 8 in the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

Our operations from 2001 through September 26, 2004, have been funded with proceeds of approximately $17.3 million raised from various private placements of our common stock prior to the initial public offering of our common stock, which was completed on August 10, 2004, and from $33.6 million of gross proceeds from the initial public offering of our common stock on August 10, 2004 as follows:

Fiscal year	Number of shares (1)	Price per share	Gross Proceeds
2001	150,000	$6.66	$1,000,000
2002	1,122,500	2.50	2,806,250
2002	2,038,860(2)	2.50	5,097,151
2003	1,411,600	2.50	3,529,000
2004	970,000	5.00	4,850,000
2004 - Initial public offering	4,200,000	8.00	33,600,000
	9,892,960		$50,882,401

(1)	As adjusted for a one-for-two reverse stock split effective as of August 3, 2004.
(2)
Represents shares issued upon the conversion of a convertible promissory note by RJK, L.L.C., an entity controlled by Mr. Kirk, our Chairman, President and Chief Executive Officer, in the original amount of $5,000,000 plus accrued interest of $97,151. We received the $5,000,000 of proceeds from the note issuance in August 2001.

On August 10, 2004 we completed the initial public offering of our common stock whereby we sold 4,200,000 shares at a price of $8.00 per share, resulting in gross proceeds of $33.6 million. In connection with this offering, we paid approximately $2.4 million in underwriting discounts and commissions and incurred estimated other offering expenses of approximately $1.3 million. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $30 million.

At September 26, 2004, we had cash and cash equivalents of $29,629,000 compared to $264,000 at December 28, 2003. Our cash and cash equivalents are highly liquid investments in short-term taxable municipal securities and money market funds. We maintain cash balances with financial institutions in excess of insured limits. We do not anticipate any losses with respect to such cash balances.

On April 23, 2004, we entered into a credit agreement with Randal J. Kirk (2000) Limited Partnership (the Partnership), an entity controlled by our current Chairman, President and Chief Executive Officer, Randal J. Kirk. Under the terms of the credit agreement, the Partnership provided an irrevocable line of credit to us for up to the principal amount of $5,000,000. The proceeds from the credit line were to be used by us for general working capital and operating expenses. Amounts advanced to us under this credit agreement were to bear interest at 12% and payments made by us were to be applied first to any accrued interest. This credit agreement expired in accordance with its terms on August 10, 2004, which was the completion of the initial public offering of our common stock. We made no borrowings under this credit agreement during the time it was in effect.

Cash used in operations was $2,935,000 for the nine months ended September 28, 2003 and $5,047,000 for the nine months ended September 26, 2004. An increase in operating expenses of approximately $3,899,000, exclusive of increases in non-cash expenses of $1,328,000 for stock-based compensation and $576,000 for services contributed by an affiliate, was the primary reason for this increase. This was offset by $1,300,000 received from the settlement of litigation in our favor. Cash provided by financing activities was $2,633,000 for the nine months ended September 28, 2003 and $34,477,000 for the nine months ended September 26, 2004. Net proceeds from issuances of common stock for the nine months ended September 28, 2003 were $2,429,000 and $34,827,000 for the nine months ended September 26, 2004, which included approximately $30 million of net proceeds from the initial public offering of our common stock. Proceeds from a short-term demand note from Kirkfield were $350,000 for the nine months ended September 28, 2003. This note was repaid during the nine months ended September 26, 2004. We received an additional $1,450,000 in short-term demand loans from Kirkfield during the nine months ended September 26, 2004. All such notes were also repaid during this same period.

The following table summarizes our contractual obligations at September 26, 2004 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	2004	Thereafter
	(in thousands)
Operating lease obligations	$250	$51	199
Research and development contracts	1,106	1,106	—
Total contractual cash obligations	$1,356	$1,157	199

As of September 26, 2004, we do not have any short-term debt, long-term contractual or debt obligations. Our operating leases are for our research and development facilities and our administrative offices. We renewed the research and development facility lease, including additional space of 2,358 square feet, in August 2004 for one year at a monthly rental of approximately $11,000. We may renew this lease for successive one-year periods thereafter. Upon completion of the initial public offering of our common stock on August 10, 2004, we entered into an operating lease agreement with Third Security for offices occupied by certain of our executive and administrative staff. The lease is for 24 months with a current monthly rental of approximately $6,500. We may renew this lease for three successive one-year periods thereafter. We also have in-progress research and development contracts performed by third parties. As of September 26, 2004, we had commitments, which consist primarily of external development work, with third parties totaling approximately $1,820,000, of which approximately $1,106,000 had not yet been incurred. The commitments are cancelable by us at any time upon written notice. The contractual commitments reflected in this table exclude royalty payments that we may be obligated to pay to Innovative Technologies in the future. Such future royalty payments are contingent on product sales and are based on 1% of net sales (as defined in the agreement with Innovative Technologies dated June 30, 2004) for a period of 10 years or up to a total of $1 million, whichever occurs first. This agreement also provided for an upfront fee of $200,000, which we paid on July 1, 2004.

We expect to incur losses from operations for the foreseeable future. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials and personnel. We expect that our general and administrative expenses will continue to increase in the future as we continue to expand our business development, legal and accounting staff, add infrastructure and incur additional costs related to being a public company, including directors’ and officers’ insurance, investor relations programs and increased professional fees. In addition, certain services that were provided to us by Third Security at no charge are now charged to us under the terms of an administrative services agreement that became effective upon the completion of our initial public offering on August 10, 2004. Under the terms of this agreement, Third Security provides support for certain functions, such as taxation, legal and market research, as well as provides other miscellaneous services that we may need from time to time.

Our future capital requirements will depend on a number of factors, including the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates. We believe our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital equipment requirements for at least the next 20 months.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, fair valuation of stock related to stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Accrued Expenses. As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of estimated accrued expenses include professional service fees, such as fees of lawyers and contract service fees. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimated the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often subject to management’s judgment. We make these judgments based upon the facts and circumstances known to us in accordance with U.S. generally accepted accounting principles.

Stock-Based Compensation. We have elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation”. In the notes to our financial statements, we provide pro forma disclosures in accordance with SFAS No. 123 and related pronouncements. The two factors which are most likely to affect charges or credits to operations related to stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of such fair value. If our estimates of the fair value of these equity instruments are too high or too low, our expenses will be overstated or understated. Because shares of our common stock had not been publicly traded before our initial public offering in August 2004, we valued our stock and stock option grants by considering comparative values of stock of public companies discounted for the risk and limited liquidity of our common stock, events that have occurred since the date of grants, economic trends and transactions involving the sale of our common stock to independent third parties.

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

We have not recorded any tax provision or benefit for the nine months ended September 26, 2004 and September 28, 2003. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured. At December 28, 2003, we had federal net operating loss carry forwards of approximately $22.4 million available to reduce future taxable income, which will begin to expire in 2019. Under the provisions of the Internal Revenue Code, certain substantial changes in our ownership may result in a limitation on the amount of net operating loss carry forwards that can be used in future years.

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

Item 4.  Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 26, 2004. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings. There has been no significant change in our internal control over financial reporting during the quarter ended September 26, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

We do not have any legal actions currently pending against us that are expected to have a material adverse effect on us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 12, 2004, we issued 150,000 shares of common stock at $5.00 per share for a total consideration of $750,000 in a private placement to New River Management III, LP, a private equity fund affiliated with Randal J. Kirk, our Chairman, Chief Executive Officer and President. These shares were issued prior to the initial public offering of our common stock pursuant to a Subscription Agreement entered into on March 26, 2004. Under this agreement, the private equity fund purchased a total of 910,000 shares between April 2004 and July 2004 for a per share price of $5.00, or an aggregate consideration of $4,550,000.

In addition, during the period covered by this report, we granted options to purchase a total of 160,000 shares of our common stock to three of our officers upon the closing of our initial public offering on August 10, 2004. We also granted as of the closing of our initial public offering options to purchase 5,000 shares of our common stock to each of two independent directors upon their joining the Board. In addition, on September 15, 2004 we granted options to purchase 5,000 shares of our common stock to each of our five independent directors. All of these options were granted at an exercise price of $8.00 per share pursuant to our Incentive Compensation Plan. No underwriters were involved in the foregoing stock or option issuances. The foregoing stock and option issuances were exempt from registration under the Securities Act of 1933, as amended, either pursuant to Rule 701 under the Securities Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) under the Securities Act, as a transaction by an issuer not involving a public offering.

The aggregate price of the offering amount registered for sale in our initial public offering was $33.6 million. In connection with the offering, we paid approximately $2.4 million in underwriting discounts and commissions to the underwriters and incurred an estimated $1.3 million in other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and estimated offering expenses, we received net proceeds from the offering of approximately $30 million.

From August 5, 2004, the effective date of our Registration Statement on Form S-1 (File No. 333-115207) to September 26, 2004, in accordance with the disclosure set forth in the prospectus related to our initial public offering, we have used approximately $2.8 million of the net offering proceeds from our initial public offering, as follows:

Funding for further development of NRP104	$1,785,000
Funding for further research and development of NRP290	96,000
Working capital and general corporate purposes	874,000
Total	$2,755,000

We intend to use the remaining proceeds of the offering in accordance with the disclosure set forth in the prospectus related to our initial public offering. Pending application of the remaining proceeds, we have invested the proceeds in short-term, investment-grade, interest-bearing securities.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

On July 2, 2004, the holders of 11,043,708 shares of our common stock (adjusted to reflect a one-for-two reverse stock split that becamse effective as of August 3, 2004), or 82.3% of the outstanding shares as of such date, adopted by written consent in accordance with Virginia law resolutions: (i) approving the amendment and restatement of our Articles of Incorporation and in connection therewith approving a one-for-two reverse stock split with respect to our common stock; (ii) approving the amendment and restatement of our Bylaws; and (iii) approving the adoption of the New River Pharmaceuticals Inc. 2004 Incentive Compensation Plan.

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

On September 2, 2004, we furnished a Current Report on Form 8-K dated August 31, 2004 under Item 7.01 relating to the issuance of a press release announcing that we had received notice from the United States Food and Drug Administration (FDA) that our Investigational New Drug (IND), NRP104, had been designated as a fast track product for treatment of cocaine dependence.  On September 14, 2004, we filed a Current Report on Form 8-K dated September 14, 2004 under Item 8.01 and furnished this report under Item 7.01 relating to a presentation by our management at the 17th Annual Bear Stearns Healthcare Conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW RIVER PHARMACEUTICALS INC.
(Registrant)

Date: November 8, 2004	/s/ Randal J. Kirk
Randal J. Kirk
Chairman, President and Chief Executive Officer
(Principal executive officer)

Date: November 8, 2004	/s/ Krish S. Krishnan
Krish S. Krishnan
Chief Operating Officer, Chief Financial Officer and Secretary
(Principal financial and accounting officer)

