Form 10-K
period 2005-01-02
NEW RIVER PHARMACEUTICALS INC
filed 2005-04-01
CIK 1288379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-50851

NEW RIVER PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1816479
(State or other Jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1881 Grove Avenue Radford, Virginia 24141	(540) 633-7978 (Registrant’s telephone number
(Address of principal executive offices) (zip code)	including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

(Title of class)
Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [    ] No [✓]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2004 was $0 and on March 29, 2005 was $147,995,904 (based on the closing price for shares of the registrant’s Common Stock as reported on the NASDAQ National Market on that date). In determining this figure, the registrant has assumed that all of its directors, officers and persons owning 10% or more of the outstanding common stock are affiliates. This assumption shall not be deemed conclusive for any other purpose.

As of March 29, 2005, there were 17,829,204 shares of the registrant’s common stock, $.001 par value per share, outstanding.

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended January 2, 2005, and to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders, are incorporated in Part III by reference.

NEW RIVER PHARMACEUTICALS INC.

In this Form 10-K, the “Company,” “we,” “us” and “our” refer to New River Pharmaceuticals Inc., a Virginia corporation. This Form 10-K also contains trademarks of third parties. Each trademark of another company appearing in this Form 10-K is the property of its owner.

PART I

ITEM 1. BUSINESS

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

We are currently devoting our efforts to the development of our three lead product candidates. NRP104, our most advanced product candidate, is a CBD of amphetamine and is currently in Phase 3 trials. We anticipate filing a new drug application (NDA) on NRP104 by the end of 2005. NRP290, our second product candidate, is a CBD of hydrocodone, an opioid widely used to treat acute pain. We are currently conducting preclinical animal studies on NRP290. We anticipate filing an investigational new drug (IND) for NRP290 by the second quarter of 2005. NRP369 is our third pipeline program. This program is focused on developing a CBD of oxycodone, an opioid widely used to treat chronic pain. We are currently evaluating several CBDs of oxycodone and anticipate filing an IND on NRP369 by the fourth quarter of 2005.

We believe that our CBDs have the potential to progress through a shorter development pathway than is typical for novel pharmaceuticals. Before a new drug may be marketed in the United States, it must be the subject of an NDA filed with and approved by the U.S. Food and Drug Administration (FDA). In order to make an NDA filing for a drug, human clinical trials must be conducted. Human clinical trials generally consist of pharmacokinetic studies, dose ranging studies and adequate and well-controlled studies designed to demonstrate the safety and efficacy of the drug. These studies are typically but not necessarily conducted in three phases. Phase 1 studies test for safety, dosage tolerance, absorption, metabolism, distribution and excretion, usually in healthy human subjects. Phase 2 studies evaluate effectiveness and safety in patients who have the medical condition that the drug is intended to treat. Phase 3 studies include trials that are designed to accumulate the pivotal safety and efficacy data that are necessary to satisfy the requirements for an NDA approval.

In each of our development programs, the active pharmaceutical ingredients in our Carrierwave compounds are well characterized and previously approved. As a result, we anticipate seeking FDA marketing approval of our CBDs under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which, if available to us, would allow our NDA to rely in part on data in the public domain or elsewhere, rather than having to conduct long and costly trials to generate all of these data for ourselves.

Additionally, because prescription drug abuse is a significant health care concern within the United States, we believe that some of our product candidates may be eligible for “Fast Track” status under FDA procedures. As described in industry guidance published by the FDA, the FDA may designate the development of a therapy as a “Fast Track” drug development program when (1) currently accepted therapy is widely used despite an unavoidable serious risk, (2) serious outcomes are a significant public health issue and (3) the new therapy shows significant potential to have a substantially improved overall safety profile with at least similar efficacy. In particular, we believe that our lead opioid product candidates may meet these requirements. If the FDA grants this status to any of our product candidates, we may then negotiate with the FDA with respect to any further development program and corresponding regulatory strategy. Fast Track status may help to abbreviate the size and scope of the trials required for submission and approval of an NDA and may also shorten the review time of any such filing. Fast track designation does not guarantee approval or expedited approval of any application for a product. We have not yet applied for Fast Track status or filed under Section 505(b)(2) for any of our lead product candidates.

We believe that our Carrierwave compounds are new molecular entities relative to the drugs on which they are based. As such, we believe that our prodrugs could be eligible for composition of matter patent claims, despite the fact that the drugs on which the prodrugs are based are known. We have filed patent applications directed to each of our three lead product candidates.

NRP104. We are developing NRP104 as a once-daily oral medication for the treatment of attention deficit hyperactivity disorder (ADHD). NRP104 is a CBD of amphetamine. On July 29, 2004, we had our End-of-Phase 2 (EOP2) meeting with staff members of the Center for Drug Evaluation and Research of the FDA to discuss NRP104 and to review the remaining clinical and nonclinical trials necessary to support an NDA filing. Based on minutes we received from the FDA in September 2004, we anticipate filing an NDA on NRP104 for the treatment of ADHD in pediatric populations by the end of 2005 and anticipate approval in 2006.

We recently completed a Phase 2 clinical trial that compared NRP104’s and Adderall XR®’s efficacy, duration and incidence of adverse events to placebo. A total of 52 children (ages 6 through 12) diagnosed with ADHD were enrolled in this a double-blind, placebo- and active- controlled, randomized, 3-treatment, 3-period crossover study. The primary efficacy endpoint in this study was SKAMP-Deportment (Swanson, Kotkin, Agler, M.Flynn and Pelham rating scale). In the study, patients treated with NRP104 showed a statistically significant improvement on primary endpoint compared to placebo across all three doses (p values <0.0001). We believe that the studies also demonstrated that efficacy results of NRP104 when compared to placebo and Adderall XR when compared to placebo were similar in terms of primary and secondary endpoints and should support the filing for the inclusion of a dose conversion table in the label of NRP104. The significant therapeutic effects of NRP104 continued throughout the last assessment time point (i.e., 12 hours post morning dose), compared to placebo, suggesting a 12-hour duration of drug action. In this study, NRP104 was generally well tolerated, with adverse events of a nature consistent with those in the approved labeling for Adderall XR and other stimulant therapies.

In December 2004, we completed a pharmacokinetic dose proportionality study in pediatric populations diagnosed with ADHD (ages 6 through 12) and pharmacokinetic food/fast study on NRP104 in healthy volunteers. Results from the dose proportionality study met the study’s objective of establishing dose proportionality among the three doses in pediatric populations (ages 6 through 12) diagnosed with ADHD. In the pharmacokinetic food/fast study on NRP104, treatment under fed conditions and in solution were bioequivalent to the treatment under fasting conditions.

In our EOP2, meeting we proposed to the FDA that we conduct two Phase 3 efficacy trials. We have completed enrollment on one of our Phase 3 efficacy trials. A total of 301 patients with ADHD were enrolled in this multi-center trial. The primary objective of this study is to assess the efficacy and safety of NRP104 compared to placebo in the treatment of pediatric populations (ages 6 through 12) diagnosed with ADHD. We are currently enrolling patients on our second Phase 3 efficacy trial. The second Phase 3 efficacy trial is a long-term, open-label, and single-arm study of NRP104 in doses of 30mg, 50mg or 70mg per day in pediatric populations (ages 6 through 12) diagnosed with ADHD.

On January 12, 2005, we had a meeting with the FDA and the Controlled Substance Staff (CSS) to discuss the nature and the extent of the abuse liability clinical studies that would be required to support a lower scheduling status on NRP104. Based on the minutes we received from the FDA, we have initiated these clinical abuse liability studies and anticipate filing an NDA on NRP104 for the treatment of pediatric populations diagnosed with ADHD by the end of 2005.

On January 31, 2005, we entered into a collaboration agreement with Shire Pharmaceuticals Group plc (Shire) relating to the global commercialization of NRP104 for treatment of ADHD and other potential indications. On March 31, 2005, we split this agreement into two agreements by entering into a United States Collaboration Agreement and a ROW Territory License Agreement to replace the initial collaboration agreement. The collaboration includes product development, manufacturing, marketing and sales. Under the terms of the collaboration, Shire paid us $50 million on February 11, 2005 and will pay us an additional $50 million on acceptance of the NDA filing by the FDA. We could be required to refund Shire up to a total of $50 million in the event that regulatory approval is not obtained by certain dates. Shire may also pay up to $300 million in milestone payments depending on the characteristics of the FDA approved product labeling. An additional $100 million will be payable upon achieving a significant sales target. The maximum amount of upfront and milestone payments, under the terms of the collaboration, is $505 million.

The collaboration will be managed by committees that will have equal representation of Shire and us, although ultimate responsibility for approval is allocated to one party or the other in certain areas. We, at our own expense, will bear primary responsibility for development and regulatory approval of the product in the U.S for ADHD, and Shire will bear primary responsibility for development and regulatory approval in other countries, and in certain cases will share those expenses with us. Shire will have primary responsibility for commercialization in all countries, and we will have certain co-promotion rights in the U.S.

We and Shire will divide the operating profit in the U.S. when and if the product is approved by the FDA, in accordance with the following general principles: Shire will retain 75% of the profits for the first two years following launch and the parties will share the profits equally thereafter. Shire will pay us a royalty, that is generally in the low double-digits, on net sales in the rest of the world.

Our agreements with Shire provide for certain termination rights. Shire may for instance terminate the agreements at any time prior to receiving regulatory approval in the U.S, or within 30 days of receiving the first such regulatory approval. In the latter case, Shire may under some circumstances be entitled to a termination fee of $50 million, which would be in addition to any other refund that may have been received as noted above. In addition, each party may terminate in the event of an uncured, defined material breach by the other party, entitling the non-breaching party the right to purchase the interests of the breaching party. Subject to certain conditions, either party is entitled to terminate in the event that governmental action restricts or prohibits the transactions contemplated by the agreements under the laws of the U.S. or European Union.

We have been in discussions with the National Institute on Drug Abuse (NIDA) to develop a protocol for studying the use of NRP104 as a treatment for cocaine dependence, an indication for which the FDA granted fast track status in August 2004. In the event that NIDA is satisfied with the protocol and indicates an interest in providing funding for this project, we may enter into negotiations with NIDA with respect to a cooperative research and development agreement on this indication for NRP104. Our management and Shire, our collaboration partner for NRP104, have not at this date determined whether we will move forward with the development of NRP104 as a treatment for cocaine dependence.

NRP290. NRP290, our second product candidate, is a CBD of hydrocodone, an opioid widely used to treat acute pain. We are currently conducting preclinical animal studies on NRP290. NRP290 is regulated under the Controlled Substances Act (CSA). The Drug Enforcement Agency (DEA) has classified NRP290 as a Schedule II controlled drug substance under the CSA. However, currently-marketed hydrocodone products are combinations of hydrocodone and acetaminophen and are marketed as multi-ingredient Schedule III products. We also intend to market NRP290 as a multi-ingredient product in combination with acetaminophen. Consequently, we believe that, based on our results to date and our marketing intentions, NRP290 would enjoy at least a Schedule III classification. This classification by the DEA has resulted in a delay in our NRP290 scale-up efforts due to the increased control and compliance procedures required to scale-up Schedule II drug substances per the CSA. Such requirements have been met and scale-up efforts are on-going. As a result of this delay, we anticipate filing an IND on NRP290 in the second quarter of 2005.

NRP369. NRP369 is our third pipeline program. NRP369 is a CBD of oxycodone, an opioid widely used to treat chronic pain. We are currently evaluating several CBDs of oxycodone and anticipate commencing preclinical testing once we have selected a lead molecule. We anticipate filing an IND on NRP369 in the fourth quarter of 2005. In addition, we recently commenced a formal program to evaluate partnering opportunities on NRP369.

General. Throughout our history, we have incurred significant losses. We anticipate incurring additional losses, which may increase, for our fiscal year ending January 1, 2006. We have not been and may never become profitable. As of January 2, 2005, we had an accumulated deficit of approximately $40 million.

Our company was formed in 1996 by Randal J. Kirk, our Chairman, President and Chief Executive Officer, and has historically been controlled, managed and primarily funded by Mr. Kirk and his affiliates for the purpose of developing our Carrierwave and other technology. We have engaged in a variety of financial and operational transactions with Mr. Kirk and these affiliates.

Market Opportunity

We are currently developing novel pharmaceuticals for the large and growing markets for amphetamines and opioid analgesics. Amphetamine-based drugs are stimulants of the human nervous system that are widely prescribed to treat pediatric attention deficit hyperactivity disorder, or ADHD. Frost & Sullivan, an independent market research organization, estimates that ADHD drug therapies achieved sales of $1.2 billion within the United States in 2002 and forecasts ADHD therapies to reach sales of $3.0 billion by 2009. We believe that the market will grow as a result of better diagnostic and evaluation procedures and approval of these drugs for use in adults diagnosed with ADHD, among other factors.

Opioid-based drugs are narcotic analgesics that are commonly prescribed to treat both acute and chronic pain. Frost & Sullivan estimates that the U.S. market for opioids grew 20% in 2002 to reach a market value of $4.3 billion and that it will grow to $7.3 billion by 2009. We expect this market will grow as a result of an aging population, changing attitudes toward pain management, improved diagnostics, enhanced treatment of chronic pain conditions, an increase in the number of surgical procedures and the introduction of new forms of pain management.

Despite their effectiveness and widespread use, currently-marketed amphetamines and opioids suffer from significant medical and social drawbacks associated with the potential for abuse and toxicity. When taken at higher than prescribed doses, amphetamines can cause temporary feelings of exhilaration and increased energy and mental alertness, and opioids can cause temporary feelings of relaxation and euphoria. These physiological effects make amphetamines and opioids subject to abuse. A user can become dependent over time on these drugs and their physical and psychological effects, even when the drugs are being used for legitimate therapeutic purposes. Additionally, with currently-marketed versions of amphetamines and opioids, it is possible for individuals to inappropriately self-administer higher-than-prescribed quantities of the drug or to alter either the product or the route of administration, potentially resulting in immediate release of the active drug in larger quantities than prescribed. In addition to the potential for addiction, higher-than-prescribed doses can be toxic, resulting in organ failure and death. To date, we believe that pharmaceutical developers have been unable to address adequately the abuse and overdose potential of some of these drugs, as evidenced by the 21,000 amphetamine and 119,000 narcotic analgesic-related emergency room visits reported to the Substance Abuse and Mental Health Services Administration’s (SAMHSA) Drug Abuse Warning Network in 2002.

As a consequence of their potential for abuse and addiction, amphetamines and some opioids, including oxycodone and hydrocodone, are classified as Schedule II drugs by the DEA. Drugs are assigned a “scheduling” status according to their relative potential for abuse and evidence of actual abuse. The DEA places restrictions on the manufacture, distribution, prescribing and dispensing of scheduled drugs. Schedule I drugs, like heroin, are considered highly addictive and have no approved therapeutic application. For Schedule II drugs, federal law mandates that only written prescriptions signed by the physician or practitioner may be filled. Except in an emergency, prescriptions cannot be telephoned into a pharmacy and refills are not allowed. There are also additional restrictions and record-keeping requirements that apply to both the prescriber and the dispensing pharmacist. For drugs classified as Schedule III or IV, prescriptions cannot be filled or refilled for more than a six-month period. Lesser controls apply to drugs on Schedule V. Drugs that are not considered addictive or prone to abuse are not assigned to a schedule. Unscheduled drugs are subject to rules and regulations of the FDA generally applicable to pharmaceutical products.

The addictive nature and potential for abuse of scheduled drugs are a source of significant concern in the United States because of the high social and economic costs. According to the 2002 National Survey on Drug Use and Health, published by the Office of Applied Statistics of the U.S. Department of Health and Human Services, an estimated 6.2 million people in the United States use prescription drugs non-medically. Of these, an estimated 4.4 million use opioids and 1.2 million use stimulants. This abuse consists both of people using drugs that have been illegally diverted from their intended distribution channels and of patients who use prescribed drugs for non-medically approved purposes. Such abuse results in a significant burden to society, including avoidable health care costs, lost productivity and other direct and indirect social costs. Drug abuse also is well understood to be related to and a frequent cause of criminal activity.

In addition to opioids and stimulants, there are other classes of marketed drugs that possess a high potential for abuse, poor solubility, poor bioavailability or high toxicity. Certain of these drugs are in large and growing markets, such as central nervous system depressants (including antipsychotics), antidepressants and antivirals.

We have not yet sought any approval for any of our drug products outside the United States.

Our Solution

Our Carrierwave technology enables us to design proprietary compounds consisting of active pharmaceutical ingredients bound to adjuvants. Our adjuvants are comprised of various substances such as peptides, amino acids, lipids and nucleic acids. The binding of the adjuvant renders the active pharmaceutical ingredient essentially inactive until it is broken down into its component parts. We believe that this breakdown only occurs at specifically-targeted sites of enzymatic activity in the body. In the case of our current Carrierwave compounds, the site of enzymatic activity is primarily in the gastrointestinal tract. At the target site, enzymes hydrolyze or cleave the adjuvant from the active pharmaceutical ingredient, releasing the active pharmaceutical ingredient into circulation.

We believe that Carrierwave technology has particular application in overcoming the drawbacks associated with drugs of abuse and addiction and drugs with potentially toxic effects, like amphetamines and opioids. Consequently, we are currently focusing our efforts on developing CBDs of amphetamine, hydrocodone and oxycodone. Our technology may significantly reduce their potential for abuse, overdose and addiction characteristic of these drugs while providing efficacy similar to currently-marketed versions.

Our CBDs are intended for oral delivery. They are designed to restrict release of the active pharmaceutical ingredient from the CBD at greater than therapeutically prescribed amounts and to be inactive when administered other than orally. We believe that this resistance is a result of the targeted delivery in the gastrointestinal tract and dependence on a specific enzymatic process to achieve release of the active pharmaceutical ingredient.

In animal studies, when NRP104 and NRP290 were administered in increasingly greater amounts, circulating levels of the active substance, measured in terms of peak blood serum concentrations, increased at a significantly less than proportional rate. Based on these studies, we believe that, at high doses, sufficient quantities of active substance are not released from our CBDs at one time to achieve a potentially lethal overdose. In fact, we believe some of our drugs may prove highly resistant to overdose. We believe that we are the first company attempting to address the potential overdose risk associated with currently-marketed amphetamines and opioids.

In other animal studies, NRP104 and NRP290 resisted releasing their active pharmaceutical ingredients in a more than therapeutic amount, if at all, when administered via injection or intranasally. Also, in laboratory studies, when subjected to methods of release commonly used by abusers of these drugs, such as crushing or dissolution in solvents, little or no active ingredient was released.

Our preclinical studies to date indicate that NRP104 itself has a favorable toxicity profile. These studies indicate that in the event our CBD of amphetamine enters circulation, it is not itself pharmacologically active and is rapidly cleared from the body due to its chemical composition. We continue to evaluate the toxicity profiles for our opioid CBDs.

We are developing each of these product candidates to be resistant to abuse, addiction and overdose. Based on our preclinical data, we are optimistic that our CBDs will have a favorable profile in each of these categories. While the scheduling status of any drug is reviewed as part of the NDA process and may not be decided until after NDA approval, the DEA has classified NRP104 as an unscheduled drug and NRP290 as a Schedule II drug during their development phases. The status of NRP369 has not yet been determined; however, we expect that it will be classified by the DEA as a Schedule II drug during the course of its development.

If our product candidates demonstrate superior safety profiles as compared to currently-marketed amphetamines and opioids, with comparable efficacy, and our product candidates are granted a more favorable scheduling status, we believe our product candidates could be best-in-class in their respective markets. If approved, we believe the availability of these products could significantly affect physician prescribing patterns, thereby expanding the markets for these drugs, and alleviating many of the health, economic and other social problems associated with the abuse, addiction and overdose potential that are associated with currently-marketed versions of these drugs.

In addition to these benefits specific to our amphetamine and opioid compounds, we believe our Carrierwave technology has the following general benefits:

Potentially favorable development pathways. We are utilizing our Carrierwave technology to produce CBDs consisting of previously-approved active pharmaceutical ingredients conjugated with one or more naturally-occurring adjuvants. Because the active pharmaceutical ingredients in our CBDs have been previously approved and the adjuvants employed are Generally Recognized as Safe (GRAS), we intend to pursue NDA approval by filing our applications under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. This approach, if used, will allow us to rely, in support of our drug applications, in part on data in the public domain or elsewhere regarding the safety of the adjuvant and the safety and efficacy of the active drug. The ability to reference existing data rather than conduct trials designed to replicate those data may simplify and abbreviate the regulatory and development timelines of our CBDs in comparison to traditional new drug development and approval timelines. Additionally, our CBDs are designed to reduce or eliminate many of the causes and methods of prescription drug abuse and addiction, health problems that we believe are inadequately addressed by currently-marketed products. Accordingly, we believe that some of our product candidates may be able to achieve Fast Track status with the FDA. In particular, we believe that our lead opioid product candidates may meet the FDA’s requirements for Fast Track status. If the FDA grants this status to any of our product candidates, we would negotiate with the FDA with respect to any further development program and corresponding regulatory strategy. Fast Track status may help to abbreviate the size and scope of the trials required for submission and approval of an NDA and may also shorten the review time of any such filing.

Broad applicability. We believe that our Carrierwave technology is broadly applicable to many orally available pharmaceuticals that, in their current forms, have sub-optimal solubility, bioavailability and toxicity profiles. Improving a drug’s bioavailability can result in therapeutic effects at lower doses. Making drugs with known toxicities available at lower than currently-prescribed doses could improve their safety profile. In addition to products in the stimulant and narcotic classes, we believe that there are opportunities to apply our Carrierwave technology to certain central nervous system drugs, such as antipsychotics and antidepressants, as well as to antivirals, among others.

Advantageous patent treatment. We believe that the CBDs created through our Carrierwave technology are new molecular entities relative to the drugs on which they are based. As such, we believe that our CBDs are eligible for composition of matter patent claims, despite the fact that the drugs on which the CBDs are based are known. We have filed patent applications directed to each of our three lead clinical and preclinical compounds.

Strategy

The principal components of our strategy to maximize the value of our Carrierwave technology are:

Seeking shortened development and regulatory approval pathways. We believe that our lead product candidates may be approvable under pathways that are potentially shorter than those typically available for novel pharmaceutical compounds. By focusing on developing CBDs of approved drugs, we believe that we can use the Section 505(b)(2) pathway for the regulatory approval process. This pathway can reduce the time and expense required for our development programs by allowing our use of previously-generated safety and efficacy information regarding the active form of our CBDs to support the filing and approval of our NDA application. Doing so may help limit the size and scope of both our preclinical and clinical trials. We believe that our lead compounds may be approvable under pathways that are potentially shorter than typically available for novel pharmaceutical compounds. Additionally, because our CBDs are designed to reduce or eliminate many of the causes and methods of prescription drug abuse and addiction, we believe that some of our product candidates may be able to achieve Fast Track status with the FDA. In particular, we believe that our lead opioid product candidates may meet the FDA’s requirements for Fast Track status. If the FDA grants this status to any of our product candidates, we would negotiate with the FDA with respect to any further development program and corresponding regulatory strategy. Fast Track status may help to abbreviate the size and scope of the trials required for submission and approval of an NDA and may also shorten the review time of any such filing.

Seeking intellectual property protection for our platform and drug candidates. We are pursuing a two-pronged patent strategy by seeking intellectual property protection for our Carrierwave technology platform and seeking composition of matter and methods of use patents for our CBDs, which we believe are new chemical entities. To date, we have been issued a patent directed to the primary aspects of our Carrierwave technology platform. We have also filed composition of matter applications directed to each of our lead product candidates.

Bringing our lead products to market. Our development and commercialization strategy with our lead products is based on maximizing net present value per share for our shareholders. We believe that this approach permits us to make decisions in the best interests of our shareholders with respect to partnering or self developing and marketing our product candidates. Even when we deem it in the best interests of our shareholders to partner one of our product candidates, we intend to retain some of the potential upside of, and some of the control with respect to the development of, the product candidate. In our collaboration with Shire with respect to NRP104, we retained some of the upside, and we currently control, directly or through contracted third parties, all or most aspects of the product development process, including formulation development, clinical research (including bioavailability, clinical and other studies), regulatory submissions, bulk active dose-form and finished product.

Entering into collaborations to maximize the value of our Carrierwave platform with respect to other products. We believe that our Carrierwave platform can be broadly applied to a number of generic and proprietary compounds to enhance their characteristics. Our Carrierwave platform could be applied either to develop new versions of existing generic drugs or to extend the lifecycles of proprietary drugs. We may enter into development or licensing agreements with third parties to create Carrierwave-based CBDs of specific compounds that are in niche markets or are patent protected. We do not expect to provide licenses to our technology that would limit our ability to pursue development of our own products.

Our Drug Development Programs

Our drug development pipeline currently includes three active programs in clinical or preclinical development stages. All of our drug candidates are small molecules designed for oral delivery.

NRP104, our most advanced compound, is intended to provide a safer, abuse resistant and effective alternative to current amphetamine-based therapies used to treat ADHD. We are developing NRP290 to treat acute pain as an alternative to Lortab, Vicodin and Vicoprofen. In our NRP369 program, we are currently evaluating CBDs to treat chronic pain as an alternative to OxyContin, Percocet, Percodan, Endocet and other current therapies. NRP290 and NRP369 are intended to be safer, abuse-resistant and effective alternatives to currently-marketed opioids.

NRP104

Overview. NRP104, our most advanced compound, is a CBD of amphetamine, a stimulant widely used to treat ADHD. ADHD is a well-studied childhood psychiatric disorder that has been recently recognized in adults as well. ADHD interferes with an individual’s ability to regulate activity level and behavior and to sustain focus on tasks in developmentally appropriate ways. Estimates of the number of children affected by ADHD vary, but the American Psychiatric Association estimates that 3% to 7% of all children are affected with the disorder. According to Frost & Sullivan, research indicates that rates of treatment fall at the lower end of that range, suggesting that many children with the disorder may go undiagnosed or untreated. ADHD has only recently been recognized in adults, but Frost & Sullivan estimates that 4% of adults in the United States, or approximately 8 million people, have the disease.

Treatments for ADHD have traditionally consisted of behavioral modification, drug therapy or both. Drugs used to alleviate the symptoms of ADHD are broadly segmented into stimulant and non-stimulant therapies, with the stimulant therapies dominating the market. Common stimulants are methylphenidate (Ritalin, Concerta), dextroamphetamine, pemoline (Cylert) and a combination of four different amphetamine forms. Also recently approved to treat ADHD is a new type of non-stimulant medication such as atomoxetine hydrochloride (Strattera). Stimulants are more widely prescribed than non-stimulant alternative therapies.

We are developing NRP104 as a CBD of amphetamine for the treatment of ADHD. NRP104 is an amphetamine conjugated to a specific amino acid. NRP104 is intended to provide better overdose protection and a reduced potential for addiction than currently-marketed amphetamine products while providing effective treatment of ADHD symptoms when taken as directed. We also believe NRP104 may minimize the possibility of a patient abusing the drug and the risk of drug diversion.

Shire Collaboration. On January 31, 2005, we entered into a collaboration agreement with Shire Pharmaceuticals Group plc (Shire) relating to the global commercialization of NRP104 for treatment of ADHD and other potential indications. On March 31, 2005, we split this agreement into two agreements by entering into a United States Collaboration Agreement and a ROW Territory License Agreement to replace the initial collaboration agreement. The collaboration includes product development, manufacturing, marketing and sales. Under the terms of the collaboration, Shire paid us $50 million on February 11, 2005 and will pay us an additional $50 million on acceptance of the NDA filing by the FDA. We could be required to refund Shire up to a total of $50 million in the event that regulatory approval is not obtained by certain dates. Shire may also pay up to $300 million in milestone payments depending on the characteristics of the FDA approved product labeling. An additional $100 million will be payable upon achieving a significant sales target. The maximum amount of upfront and milestone payments under the terms of the collaboration is $505 million.

The collaboration will be managed by committees that will have equal representation of Shire and us, although ultimate responsibility for approval is allocated to one party or the other in certain areas. We, at our own expense, will bear primary responsibility for development and regulatory approval of the product in the U.S for ADHD, and Shire will bear primary responsibility for development and regulatory approval in other countries, and in certain cases will share those expenses with us. Shire will have primary responsibility for commercialization in all countries, and we will have certain co-promotion rights in the U.S.

We and Shire will divide the operating profit in the U.S. when and if the product is approved by the FDA, in accordance with the following general principles: Shire will retain 75% of the profits for the first two years following launch and the parties will share the profits equally thereafter. Shire will pay us a royalty, that is generally in the low double-digits, on net sales in the rest of the world.

Our agreements with Shire provide for certain termination rights. Shire may for instance terminate the agreements at any time prior to receiving regulatory approval in the U.S, or within 30 days of receiving the first such regulatory approval. In the latter case, Shire may under some circumstances be entitled to a termination fee of $50 million, which would be in addition to any other refund that may have been received as noted above. In addition, each party may terminate in the event of an uncured, defined material breach by the other party, entitling the non-breaching party the right to purchase the interests of the breaching party. Subject to certain conditions, either party is entitled to terminate in the event that governmental action restricts or prohibits the transactions contemplated by the agreements under the laws of the U.S. or European Union.

NRP104 Development. We are developing NRP104 as a once-daily oral medication for the treatment of ADHD. NRP104 is a conditionally bioreversible amphetamine derivative. On July 29, 2004, we had our EOP2 meeting with staff members of the Center for Drug Evaluation and Research of the FDA to discuss NRP104 and to review the remaining clinical and nonclinical trials necessary to support an NDA filing. Based on minutes we received from the FDA in September 2004, we anticipate filing an NDA on NRP104 for the treatment of ADHD in pediatric populations by the end of 2005 and anticipate approval in 2006.

We recently completed a Phase 2 clinical trial that compared NRP104’s and Adderall XR®’s efficacy, duration and incidence of adverse events to placebo. A total of 52 children (ages 6 through 12) diagnosed with ADHD were enrolled in this a double-blind, placebo- and active- controlled, randomized, 3-treatment, 3-period crossover study. The primary efficacy endpoint in this study was SKAMP-Deportment (Swanson, Kotkin, Agler, M. Flynn and Pelham rating scale). In the study, patients treated with NRP104 showed a statistically significant improvement on primary endpoint compared to placebo across all three doses (p values <0.0001). We believe that the studies also demonstrated that efficacy results of NRP104 when compared to placebo and Adderall XR when compared to placebo were similar in terms of primary and secondary endpoints and should support the filing for the inclusion of a dose conversion table in the label of NRP104. The significant therapeutic effects of NRP104 continued throughout the last assessment time point (i.e., 12 hours post morning dose), compared to placebo, suggesting a 12-hour duration of drug action. In this study, NRP104 was generally well tolerated, with adverse events of a nature consistent with those in the approved labeling for Adderall XR and other stimulant therapies.

In December 2004, we completed a pharmacokinetic dose proportionality study in pediatric populations (ages 6 through 12) diagnosed with ADHD and pharmacokinetic food/fast study on NRP104 in healthy volunteers. Results from the dose proportionality study met its objective of establishing dose proportionality among the three doses in pediatric populations (ages 6 through 12) diagnosed with ADHD. In the pharmacokinetic food/fast study on NRP104, treatment under fed conditions and in solution were bioequivalent to the treatment under fasting conditions.

In our EOP2 meeting, we proposed to the FDA that we conduct two Phase 3 efficacy trials. We have completed enrollment on one of our Phase 3 efficacy trials. A total of 301 patients with ADHD were enrolled in this multi-center trial. The primary objective of this study is to assess the efficacy and safety of NRP104 compared to placebo in the treatment of pediatric populations (ages 6 through 12) diagnosed with ADHD. We are currently enrolling patients on our second Phase 3 efficacy trial. The second Phase 3 efficacy trial is a long term, open-label, and single-arm study of NRP104 in doses of 30mg, 50mg or 70mg per day in pediatric populations (ages 6 through 12) diagnosed with ADHD.

On January 12, 2005, we had a meeting with the FDA and the Controlled Substance Staff (CSS) to discuss the nature and the extent of the abuse liability clinical studies that would be required to support a lower scheduling status on NRP104. Based on the minutes we received from the FDA, we have initiated these clinical abuse liability studies and anticipate filing an NDA on NRP104 for the treatment of pediatric populations diagnosed with ADHD by the end of 2005.

We submitted our IND to the FDA in March 2004, and completed our first human trial in May 2004. This clinical trial studied the pharmacokinetics of NRP104 and the pharmacokinetics of two currently-marketed, extended release amphetamine products. Doses of the three compounds were administered to healthy adult volunteers in amounts containing equal concentrations of amphetamine. The purpose of the study was to evaluate the rate of absorption and the oral bioavailability of NRP104 in relation to the two tested marketed products. This study was a single-dose, open-label, two-period pilot study comparing oral doses of NRP104 at two dose levels and two currently-marketed extended release amphetamine products. We conducted this study with 20 healthy volunteers who were randomized into two groups. This study was not powered to demonstrate statistical significance with respect to its end points. Our major findings from this study are that:

•	NRP104 has oral bioavailability similar to two currently-marketed amphetamine products.

•	The serum concentrations of NRP104 are within established parameters.

•	NRP104’s side effect profile appears similar to those of currently-marketed products.

•	NRP104 may provide once per day dosing without additional formulation.

We have conducted preclinical studies on NRP104 in rats, mice and dogs. In our laboratory and animal studies, NRP104 was shown to:

•	release amphetamine in therapeutic amounts when taken orally;

•	result in a significantly lower maximum drug concentration in the blood than amphetamine when administered in higher than therapeutic doses;

•	have sustained release properties;

•	have diminished levels of absorption when administered intranasally or intravenously;

•	have reduced acute toxicity compared to amphetamine; and

•	have resistance to mechanical, thermal and chemical methods of releasing the active pharmaceutical ingredient.

Our animal studies investigated the pharmacokinetic properties of NRP104 in comparison to amphetamines. We also studied the potential for abuse and overdose of our compound. Certain key measures used in these studies were “area under the curve,” or AUC, and “peak plasma concentration,” or Cmax. AUC represents the total amount of a compound that is released into the blood. Cmax describes the peak plasma concentration of the compound. With respect to drugs with a potential for abuse, too high a Cmax can indicate a plasma concentration level that is greater than necessary to achieve a therapeutic effect. For drugs of abuse, a higher Cmax than is required for therapeutic effect is associated with the pleasurable effects that a user feels as the blood concentrations of the drug reach a peak.

In our animal studies, the AUC for NRP104 approximated that of an equal dose of non-formulated amphetamine (i.e., amphetamine that is immediately bioavailable, as when currently-marketed formulations are crushed or dissolved). This similar AUC suggests that the amount of active ingredient being released into the blood stream by the CBD is approximately equal to what is available from amphetamine itself. We believe this data indicates that NRP104 may be as effective as amphetamine when taken therapeutically. However, in our animal studies, NRP104 produced a much lower Cmax than non-formulated amphetamine. We believe that

NRP104’s lower peak concentration translates into a reduced initial intensity, producing less of the “high” sought by amphetamine abusers. We believe this is because the rate of hydrolysis in the gastrointestinal tract serves as a gate, controlling the amount of active drug released into circulation. Meanwhile, the crossover of the two curves suggests NRP104 may be effective when given once daily without the need for special, extended-release formulations (Figure 1 below).

Figure 1:	Amphetamine blood levels following oral administration of equal doses of amphetamine or NRP104 in rats. The peak concentration (Cmax) for NRP104 was reduced and levels of amphetamine remained elevated for a longer period of time resulting in crossing of the curves. The overall release of amphetamine from NRP104 (AUC) was approximately equal to that of amphetamine.

In our preclinical testing in rats, there were no significant amounts of amphetamine released into the blood when NRP104 was used intravenously or intranasally. The limited release of the active drug potentially provides abuse resistance by making the drug potentially less attractive to diverters and illegal users who use such alternative routes of administration to obtain the effects of large quantities of amphetamine quickly. This lack of availability via alternative routes of administration may result from the CBD needing to be hydrolyzed in the gastrointestinal tract before the active drug can be released. The CBD itself has no affinity for binding to receptors in the central nervous system nor does it cross the blood-brain barrier, which is required to produce a stimulant effect. Figure 2 and Figure 3 illustrate what happened when rats were administered NRP104 and amphetamine via alternative routes. The data support our findings that NRP104 is most active when taken orally. Intravenous and intranasal administration of NRP104 resulted in less than 10% of the active drug substance being released from the CBD whereas 100% availability was realized when amphetamine was administered in the same manner.

Figure 2:	Amphetamine blood levels following intranasal administration of equal doses of amphetamine or NRP104 in rats. Only small amounts (less than 10%) of amphetamine were released from NRP104	Figure 3:	Amphetamine blood levels following intravenous administration of equal doses of amphetamine or NRP104 in rats. Only small amounts (less than 10%) of amphetamine were released from NRP104.

In an additional study, we administered NRP104 intravenously to dogs as an infusion over thirty minutes. The bioavailability of NRP104 when administered via this route was approximately equal to the same dose if given orally. Current formulations of amphetamine provide a much higher Cmax and, consequently, a greater “high” when delivered intravenously. This suggests that, while NRP104 may be able to be administered via alternative routes of administration, it could be less attractive to abusers and diverters of the drug as no “high” is received from such administration.

Besides directly administering amphetamines, abusers employ various extraction techniques to release active compounds from existing extended release formulations. Our tests indicate that crushing, dissolving in water or boiling NRP104 for up to one hour in concentrated acidic or basic solutions produces no release of stimulant. This inability to release the active drug from the CBD further reinforces our belief that NRP104 would be significantly less attractive to potential diverters and abusers than existing products.

Based on other studies in rats and mice, NRP104 appears to have a reduced potential for overdose compared to current formulations of amphetamine. At therapeutic doses (i.e., 1-5 mg/kg), NRP104 produced blood levels of amphetamine comparable to amphetamine itself, which was confirmed by our human pharmacokinetic study that showed that amphetamine levels were comparable to two currently-marketed, extended release amphetamine products. However, above the therapeutic dose range (i.e., 12-60 mg/kg), studies in animals showed that both the AUC and Cmax of the active drug released from NRP104 in oral administration were significantly lower than that of amphetamine, an effect that increased with escalating doses. In this study, the amphetamine level for NRP104 was less than 10% of that of amphetamine at the highest dose. We believe that this results from a saturation effect that limits the rate of hydrolysis within the gastrointestinal tract and consequent uptake of the active pharmaceutical ingredient. These results are illustrated in Figure 4 below.

Figure 4:	Amphetamine blood levels thirty minutes after oral administration of escalating equal doses of amphetamine or NRP104 in rats. The relative difference in amphetamine levels increases with escalating doses. The amphetamine level for NRP104 was less than 10% of that of amphetamine at the highest dose.

In an acute toxicity study (LD50) using rats, the quantity of NRP104 required to provide a lethal dose was more than 10-fold greater than the quantity of amphetamine required. Pre-IND 28-day toxicology studies in rats and dogs have demonstrated no significant dose-limiting toxicity. Additional toxicity tests indicate that NRP104 does not cause any genetic mutation.

Based on the chemical structure of NRP104 (that is, NRP104 is not amphetamine but a derivative of amphetamine), the DEA has concluded that NRP104 is not a scheduled substance at the present time. If subsequent tests are consistent with our preclinical data, we believe that we will have more favorable scheduling (e.g., Schedule III, IV, V or unscheduled) for NRP104 than existing amphetamine-based products, which are Schedule II substances. The College on Problems of Drug Dependence, an independent government-supported center for research and drug testing on animals, designed and conducted studies using monkeys in order to evaluate the potential for abuse of NRP104. We discussed the results of these studies with the FDA and the Controlled Substance Staff of the FDA during our meeting on January 12, 2005. The FDA indicated that despite the predictive validity of infrahuman studies, human clinical abuse liability studies are still essential for a complete assessment of drug’s dependence potential. We have initiated these clinical abuse liability studies and anticipate completion prior to the filing of the NDA on NRP104. The ultimate scheduling status of NRP104 will be determined by the DEA and the FDA in conjunction with the FDA’s review of the NDA that we are required to file to obtain government approval to market the drug.

We have contracted with third parties for the manufacture of NRP104. Manufacture of additional NRP104 drug substance and drug product batches for clinical trials were completed in June 2004. Data to establish stability and determine the expiration date on both the drug substance and the drug product are expected to be available at the time of the NDA filing, which currently is expected to be near the end of 2005.

NRP290

Overview. NRP290, our second most advanced compound, is a CBD of hydrocodone, an opioid widely used in combination with other non-opioid analgesics to treat acute pain. Acute pain usually lasts for a short time, typically not more than a month. Treatment for acute pain may consist of non-opioid analgesics and non-steroidal anti-inflammatory drugs. In more severe cases of acute pain, opioids, such as Lortab, Vicodin and Vicoprofen and Demerol, are commonly prescribed. While opioids are the most effective drugs available for treating pain, concerns about their potential for abuse and addiction have resulted in most opioids being classified as Schedule II (e.g., oxycodone, hydrocodone, codeine) or Schedule III (e.g., oxycodone and hydrocodone combination products) drugs by the DEA, making their use subject to more stringent restrictions and controls than more favorably scheduled and unscheduled drugs.

Repeated administration of opioids, including hydrocodone, can create psychological addiction as well as increased tolerance resulting in the potential for overdose. Overdose can result in respiratory depression, coma, hypotension, cardiac arrest and death. Current formulations of the drug are easily abused as crushing or solubilizing creates a rapidly available, large dose of active substance that can be ingested, inhaled or injected.

NRP290 Development. NRP290 is a CBD that consists of hydrocodone conjugated to a specific adjuvant using our proprietary Carrierwave technology. In this case the adjuvant consists of five amino acids linked together (known as a pentapeptide). NRP290 is designed to provide effective treatment for acute pain when taken as directed and reduce the potential for overdose and, potentially, addiction as compared to currently-marketed hydrocodone-based products. In addition, we believe NRP290 may minimize the chances of a patient diverting and/or abusing the drug and limit the appeal of the product to drug diverters.

Over the course of the past 12 months we have conducted preclinical investigations of NRP290. Our studies indicated that the characteristics conferred by our Carrierwave technology to our CBD of hydrocodone are similar to the properties demonstrated by NRP104. Studies suggest that NRP290 has:

•	Comparable oral bioavailability. In rat studies, we examined blood levels of hydrocodone following oral administration of equal amounts of hydrocodone or NRP290 at a dose approximating human therapeutic dose ranges. The overall release of hydrocodone from NRP290 (AUC) was approximately equal to that of hydrocodone, and levels of hydrocodone released from NRP290 remained elevated for a longer period of time. These results suggest that NRP290 may have bioavailability comparable to that of current formulations of hydrocodone.

•

Less potential for abuse and addiction. In the same study, the peak concentration (Cmax) for NRP290 was significantly reduced in higher than therapeutic doses as compared to hydrocodone. This lower Cmax suggests that our compound may provide a reduced potential to generate a sense of euphoria at onset when compared to hydrocodone, making it potentially less attractive to abusers and less likely to lead to psychological addiction by removing the initial euphoric effect that can be achieved with hydrocodone. In other rat studies, we investigated the potential for active drug substance to be released from NRP290 when administered intravenously or intranasally at a dose that would be therapeutic if taken orally. In both cases, while some quantity of hydrocodone was released, the AUC, Cmax and total amount of active drug substance released were significantly less than for hydrocodone administered via the same route and in an equivalent quantity. As a result, we believe that NRP290 may reduce the incentives to abuse the product by circumventing the oral route of administration.

•	Less potential for overdose. We conducted rat studies to evaluate the effects of administering greater than therapeutic dose levels of both NRP290 and hydrocodone. In these studies increased doses of our CBD resulted in little increase in blood levels of hydrocodone. In contrast, blood levels of hydrocodone increased proportionally when increased doses of hydrocodone itself were administered. These studies suggest that NRP290 may provide substantial protection against accidental and intentional overdose.

We are currently conducting preclinical animal studies on NRP290. NRP290 is regulated under the Controlled Substances Act (CSA). The DEA has classified NRP290 as a Schedule II controlled drug substance under the CSA. However, currently-marketed hydrocodone products are combinations of hydrocodone and acetaminophen and are marketed as multi-ingredient Schedule III products. We also intend to market NRP290 as a multi-ingredient product in combination with acetaminophen. Consequently, we believe that, based on our results to date and our marketing intentions, NRP290 would enjoy at least a Schedule III classification. This classification by the DEA has resulted in a delay in our NRP290 scale-up efforts due to the increased control and compliance procedures required to scale-up Schedule II drug substances per the CSA. Such requirements have been met and scale-up efforts are on-going. As a result of this delay, we anticipate filing an IND on NRP290 in the second quarter of 2005.

NRP369

Overview. NRP369 is our third pipeline program. In this program, we are developing a CBD of oxycodone, an opioid used to treat chronic pain. Oxycodone is sold in an extended-release form under the brand name OxyContin and is used to treat chronic pain. Oxycodone, either by itself or in combination with non-opioid analgesics (e.g., Percodan and Percocet), is a Schedule II drug with a very high propensity for abuse and overdose.

NRP369 Development. We are currently evaluating several CBDs of oxycodone and anticipate commencing preclinical testing once we have selected a lead molecule. We anticipate filing an IND on NRP369 in the fourth quarter of 2005. In addition, we recently commenced a formal program to evaluate partnering opportunities on NRP369.

Other Areas of Research

Our initial focus on the development of abuse and overdose resistant products may lead to the development of additional product candidates in addition to our three lead product candidates. We filed an IND on NRP104 on June 24, 2004 with the FDA for the treatment of cocaine and methamphetamine dependence and on August 31, 2004, we received notice from the FDA that our IND for NRP104 had been granted fast track designation for the treatment of cocaine dependence. While the active ingredient is identical to the active ingredient used in NRP104, we expect the strengths and dosage forms of the drug products used for the treatment of cocaine and methampetamine dependence to be different than the strength and dosage forms of NRP104 for the treatment of ADHD. The NIDA supports over 85% of the world’s research on the health aspects of drug abuse and addiction. We have been in discussions with the NIDA to develop a protocol for studying the use of NRP104 as a treatment for cocaine dependence, an indication for which the FDA granted fast track status in August 2004. In the event that NIDA is satisfied with the protocol and indicates an interest in providing funding for this project, we may enter into negotiations with NIDA with respect to a cooperative research and development agreement on this indication for NRP104. Our management and Shire, our collaboration partner for NRP104, have not at this date determined whether we will move forward with the development of NRP104 as a treatment for cocaine dependence.

On July 1, 2004, we entered into a non-binding letter of intent with Elan Corporation, plc, to collaborate with respect to the development and commercialization of formulated, sustained-release hydromorphone-Carrierwave® conjugates. Because we have reprioritized development of this CBD of hydromorphone in favor of the development of NRP369, we are no longer in negotiations with Elan under the letter of intent.

In addition to our initial focus on the development of abuse and overdose resistant products, we are exploring other areas where our Carrierwave technology may impart important clinical benefits. Through our research, we have identified several currently-marketed antiviral compounds used to treat Hepatitis B and Hepatitis C that have significant absorption and toxicity related problems. We believe that these drugs could benefit significantly from targeted delivery to the liver. Targeted delivery has the potential to decrease these drugs’ toxicities while making them more effective at lower doses. We are now investigating CBDs based upon our Carrierwave technology that may provide liver-specific drug delivery. In addition, we are investigating the application of Carrierwave to antidepressants in order to make them less susceptible to patient overdose. These other areas of research are in the early phases of investigation and have not yet entered preclinical studies.

Research and Development

As of January 2, 2005, we had 23 employees dedicated to research and development for NRP104, NRP290, NRP369 and other investigational activities. Of these employees, ten hold advanced degrees. We incurred expenses of approximately $2.7 million in 2002, $3.1 million in 2003 and $10.2 million in 2004 on research and development activities. We anticipate that our research and development expenditures will increase substantially as we move our three lead product candidates into clinical development and investigate other applications for our Carrierwave technology. Our research and development operations are located in leased laboratory facilities at the Virginia Tech Corporate Research Center in Blacksburg, Virginia. Our development strategy is to use the services of third parties to conduct our preclinical and clinical trials.

Manufacturing

In general, we produce small quantities of our compounds for investigational purposes, preclinical and clinical testing. We intend to contract with third parties for the manufacture of larger quantities of any approved products for commercial sale. All of our compounds are small molecules, generally constructed using industry standard processes and use readily accessible raw materials.

Sales and Marketing

We currently do not have a sales and marketing organization. If we receive regulatory approval for any of our lead product candidates, we plan to commence commercialization activities by building a focused sales and marketing organization, potentially complemented by co-promotion and other arrangements with pharmaceutical or biotechnology collaborators.

With respect to other products that we may develop and commercialize, we plan to establish co-promotion, licensing and distribution alliances with large pharmaceutical and biotechnology companies to augment our domestic sales and marketing capabilities when appropriate, such as when we believe that a large sales and marketing infrastructure is needed to address a large or widely dispersed market.

Patents and Proprietary Rights

Proprietary protection for our products, technology and processes is essential to our business. We seek proprietary protection predominantly in the form of patents covering Carrierwave as a platform technology and on specific products. With respect to a particular product, we seek patent protection on the compound itself, its commercial composition, its production and its methods of use. Where possible, we also seek patent coverage that could prevent the marketing of or restrict the commercial threat of competitive products. Currently, our intellectual property portfolio consists entirely of intellectual property that is owned by us; however pursuant to our agreements with Shire, jointly developed improvements may be subject to joint assignment.

As of March 21, 2005, our patent portfolio consisted of 81 patents and patent applications, including U.S. patents, U.S. provisional applications, U.S. non-provisional applications (including originally filed applications, divisional applications, continuation applications, and continuation-in-part applications), foreign national stage patents, Patent Cooperation Treaty stage applications, and foreign national stage applications. We also plan to file several divisional or continuation-in-part applications in 2005. There are a total of four U.S. patents, including one directed to our core Carrierwave technology, one directed to thyroxine compounds and two directed to iodothyronine copolymers.

Our technology may be grouped into three categories: (i) a patent and patent applications directed to the use of our core Carrierwave technology; (ii) patent applications directed to Carrierwave technology applied to our product candidates; and (iii) intellectual property not currently directed to our product candidates.

(i)	There is one U.S. patent, and 46 patent applications, including U.S., Patent Cooperation Treaty stage, and foreign national phase applications directed to our core Carrierwave technology and its various applications. U.S. Patent No. 6,716,452 is directed to our core technology and includes composition and method of delivery claims for alcohol, amine and carboxylic acid active agents attached to a polypeptide. This patent issued on April 6, 2004 and has a scheduled expiration date of August 22, 2020.

(ii)	There are nine patent applications, including U.S., Patent Cooperation Treaty stage, and foreign national phase applications, applying Carrierwave to our specific product candidates, NRP104, NRP290 and NRP369 and 11 additional patent applications, including both U.S., Patent Cooperation Treaty stage and foreign applications applying Carrierwave to abuse resistant compounds generically.

(iii)	There are three U.S. patents, one Canadian patent, one Australian patent and nine patent applications, including U.S., Patent Cooperation Treaty stage, and foreign national phase applications directed to iodothyronine compositions or protein conformation for the protection of various active agents. This aspect of our technology includes three U.S. patents and one Canadian Patent directed to compositions and/or methods for treating hypothyroidism. U.S. Patent No. 6,627,660 issued on September 30, 2003 and includes claims directed to compositions and methods for treating hypothyroidism. This patent has a projected expiration date of November 16, 2019. U.S. Patent No. 5,767,227 issued on June 16, 1998 and includes compound, composition and method of treating thyroid disorder claims using iodothyronine polymers. U.S. Patent No. 5,910,569, a continuation-in-part, issued on June 8, 1999, includes iodothyronine copolymers and a method of treating thyroid disorder claims further comprising the 20 naturally occurring amino acids. These patents have a projected expiration date of June 16, 2015. We also have a related iodothyronine Canadian Patent No. 2,072,613, which has a scheduled expiration date of October 31, 2010. The pending applications are directed to iodothyronine compositions or protein conformation for the protection of various active agents.

Aspects of our technology were developed by Keith Latham of Innovative Technologies, L.L.C., a successor in interest to Technology Resources Incorporated. Effective June 30, 2004, we entered into an agreement with Innovative Technologies, L.L.C. and Keith Latham that amended in its entirety our obligation under any previous existing agreements with Innovative Technologies, L.L.C. and Keith Latham. The previous agreements were executed in connection with our acquisition of certain aspects of our intellectual property from Innovative Technologies, L.L.C. and Keith Latham in prior years. Keith Latham and Innovative Technologies, L.L.C. have released us from any obligation we may have had to either Keith Latham or Innovative Technologies, L.L.C. under any previous agreements and we have eliminated potential royalty payments due to Keith Latham and Innovative Technologies, L.L.C. if we commercialize technology developed by Innovative Technologies, L.L.C. As part of our agreement with Innovative Technologies, L.L.C. and Keith Latham, we provided Keith Latham and Innovative Technologies, L.L.C. jointly with (i) a fee of $200,000 on June 30, 2004 and (ii) a 1% royalty on net sales on any product commercialized by us after June 30, 2004 for a period of 10 years for up to $1,000,000. We also granted to Innovative Technologies, L.L.C. and Keith Latham a limited, fully paid, irrevocable, non-exclusive, non-transferable, non-assignable worldwide license to make, use, sell, offer to sell, have made and import products and methods in accordance with certain of our specified U.S. and foreign patents and patent applications not currently directed to our product candidates. Under these applications and patents, the license is restricted to (i) the development and commercialization of drug products for the treatment of Parkinson’s disease including formulations with levo-dopa, (ii) the preparation of cell culture media and (iii) thyroid hormone pathologies. We retain all rights in the patents and applications that have been issued to us, are being prosecuted by us, or are related to our currently-pending intellectual property, on which Keith Latham is an inventor and have obligated Keith Latham and Innovative Technologies, L.L.C. to cooperate in patent matters as may be required.

Our core patent and several of our patent applications covering Carrierwave and our product candidates list Mr. Kirk as a co-inventor. Mr. Kirk has assigned full rights under the patent to us and has either assigned or is under a duty to assign full rights under all pending applications directed to Carrierwave which name him as an inventor.

We also rely on trade secrets, know-how and continuing technological advances to protect various aspects of our core technology. We require our employees, consultants and scientific collaborators to execute confidentiality and invention assignment agreements with us to maintain the confidentiality of our trade secrets and proprietary information. Our confidentiality agreements generally provide that the employee, consultant or scientific collaborator will not disclose our confidential information to third parties, compete with us or solicit our employees during the course of their employment with us. These agreements also provide that inventions conceived by the employee, consultant or scientific collaborator in the course of working for us will be our exclusive property. Additionally, our employees agree not to compete with us or solicit our employees for one year following termination of their employment with us.

Competition

A pharmaceutical company such as ours must keep pace with rapid technological change and faces intense competition. Many companies, both public and private, including large pharmaceutical companies, chemical companies and biotechnology companies, develop products or technologies competitive with our products or technologies. In addition, academic, government and industry-based research is intense, resulting in considerable competition in obtaining qualified research personnel, submitting patent filings for protection of intellectual property rights and establishing strategic corporate alliances.

The markets for amphetamines and other stimulants to treat ADHD and opioids to treat acute and chronic pain are well developed and populated with established drugs marketed by large pharmaceutical, biotechnology and generic drug companies. Amphetamines or other stimulants currently-marketed for ADHD include Ritalin (Novartis AG), Concerta (McNeil Consumer & Specialty Pharmaceuticals), Dexedrine (GlaxoSmithKline PLC), Dextrostat (Shire), Cylert (Abbott Laboratories) and Adderall (Shire). In addition, Eli Lilly and Company markets a non-stimulant drug, Strattera, for ADHD. Opioids currently-marketed for acute pain include Anexsia (Mallinckrodt Inc.), Endocet (Endo Laboratories), Hydrocet (Amarin Pharmaceuticals, Inc.), Lortab (UCB Pharma Inc.), Norco (Watson Pharmaceuticals, Inc.), and Vicodin (Abbott Laboratories, Inc.). Opioids currently-marketed for chronic pain include OxyContin (Purdue Pharmaceuticals LP), Duragesic (Janssen Pharmaceutica Products, L.P.), MSContin (Purdue Frederick Company) and Avinza (Ligand Pharmaceuticals Inc.). Each of these companies has significantly greater financial and other resources than we do. If we obtain regulatory approval to market one or more of our product candidates, we will compete with these established drugs and will need to show that our drugs have safety or efficacy advantages in order to take market share and be successful.

Currently, and as a direct consequence of the public debate of the social and economic costs of illegal diversion and abuse of, addiction to, and overdose from stimulants and narcotics, several companies are pursuing formulations that are less prone to abuse and are less toxic. Companies specifically engaged in developing abuse resistant drugs include Purdue Pharma LP, Nastech Pharmaceutical Company Inc. and Pain Therapeutics Inc. Other companies, including Johnson & Johnson and Noven Pharmaceuticals, Inc., are investigating alternative delivery mechanisms to control the delivery and availability of scheduled drugs. These technologies include transdermal skin patches, metered dose inhalers and extended release subcutaneous injections and implants.

Government Regulation

Summary

The manufacture and marketing of pharmaceutical products and our ongoing research and development activities in the United States require the approval of numerous governmental agencies, including the FDA. The FDA has established mandatory procedures and safety standards that apply to the preclinical testing and clinical trials, as well as to the manufacture and marketing of pharmaceutical products. State, local and other authorities also regulate pharmaceutical manufacturing facilities. In addition, similar approvals from comparable agencies in most foreign countries in which we might seek to do business must be obtained.

Marketing approval of a new drug by the FDA may follow one of three routes. First, and most formidable, is the submission of a traditional or full NDA under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act. Second, where an applicant chooses to rely in part on data generated or approvals obtained previously by other parties, it can submit a more limited NDA described in Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. Either of these types of applications may also qualify for “Fast Track” status, granted by the FDA under Section 506 of the Federal Food, Drug and Cosmetic Act. Third, an Abbreviated New Drug Application (ANDA) is permitted under Section 505(j) of the Federal Food, Drug and Cosmetic Act for products that are shown to be pharmaceutically and therapeutically equivalent to previously-approved drug products. We anticipate that all of our products will be subject to Section 505(b)(1) or Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act and do not expect any Carrierwave based products to be submitted under Section 505(j).

New drug applications

Before a new, innovative drug may be marketed in the United States, it must be the subject of a new drug application (NDA) that contains full reports of investigations adequate to establish the safety and effectiveness of the drug. In order to make such filings for any of our product candidates, we will generally be required to follow these steps:

Completion of preclinical investigations. Preclinical studies generally include laboratory evaluations of a product’s chemistry, formulation and stability, as well as animal studies intended to assess safety and efficacy.

Submission of an IND. An IND is a submission to the FDA that includes the results of all preclinical investigations, a proposal for the clinical investigation of the drug, and all available information related to the previous use of the drug in humans (e.g., in countries outside the United States). Human clinical trials may not be conducted in the United States until 30 days after submission of an IND, and may not commence if the FDA objects within that time. At any later time, the FDA may place an IND, or any trials conducted under it, on clinical hold, potentially resulting in termination or suspension of ongoing trials.

Completion of human clinical trials. Human clinical trials generally consist of pharmacokinetic studies, dose ranging studies and adequate and well-controlled studies designed to demonstrate the safety and efficacy of the drug. These studies are typically but not necessarily conducted in three phases. Phase 1 studies test for safety, dosage tolerance, absorption, metabolism, distribution and excretion, usually in healthy human subjects. Phase 2 studies evaluate effectiveness and safety in patients who have the medical condition that the drug is intended to treat. Phase 3 studies include trials that are designed to accumulate the pivotal safety and efficacy data that are necessary to satisfy the requirements for an NDA approval.

Both Section 505(b)(1) and Section 505(b)(2) applications are required by the FDA to contain full reports of investigations of safety and effectiveness. However, in contrast to a traditional NDA, in which the applicant submits all of the data demonstrating safety and effectiveness, an application described in Section 505(b)(2) can rely upon studies conducted by unaffiliated parties on a drug having the same active agent as the drug intended to be marketed by the applicant even though the applicant has not obtained a right of reference from the unaffiliated party. Furthermore, where the active agent has been approved by the FDA under Section 505(b) of the Federal Food, Drug and Cosmetic Act, the Section 505(b)(2) applicant is permitted to rely on the fact that the active agent has been determined to be safe and effective. As a consequence, the preclinical and clinical development programs leading to the submission of an NDA under Section 505(b)(2) may be less expensive to carry out and can be concluded in a shorter period of time than programs required for a Section 505(b)(1) application.

While Section 505(b)(2) applicants may rely upon much information belonging to third parties, such applicants are usually required to conduct some preclinical and/or clinical trials, to support the application to their product of the safety and efficacy data generated by third parties on other drug products and to demonstrate the safety and effectiveness of their products despite any differences between their products and the prior studied products. In its review of any NDA submissions, the FDA has broad discretion to require an applicant to generate additional data related to safety and efficacy, and it is impossible to predict the number or nature of the studies that may be required before the FDA will grant approval.

In addition to the shortened development pathway to market approval afforded by Section 505(b)(2), Section 506 of the Federal Food, Drug and Cosmetic Act provides that, under certain circumstances, an accelerated development and approval process (i.e., the “Fast Track” process) may be available. Under this section of the Federal Food, Drug and Cosmetic Act, the FDA may designate the development of a therapy as a “Fast Track” drug development program when (1) currently accepted therapy is widely used despite an unavoidable serious risk, (2) serious outcomes are a significant public health issue and (3) the new therapy shows significant potential to have a substantially improved overall safety profile with at least similar efficacy. A company may apply for “Fast Track” status for a drug at the time an IND is submitted or any time thereafter. If “Fast Track” status is granted, an NDA may be approved based upon adequate and well-controlled trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely, based on epidemiologic, therapeutic, pathophysiologic, or other evidence, to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. Where accelerated approval is based upon a surrogate endpoint or on an effect on a clinical endpoint other than survival or irreversible morbidity, post-marketing studies are ordinarily required to verify and describe the drug’s clinical benefit and to resolve remaining uncertainty as to the relation of the surrogate endpoint upon which approval was based to clinical benefit, or the observed clinical benefit to ultimate outcome. “Fast Track” status can significantly reduce the time, expense and complexity of obtaining initial approval of a new product. In addition, whether or not designated for “Fast Track” status, NDA submissions for drug products that represent significant advances in safety, efficacy, or patient compliance may be marked by the FDA for “Priority Review” at the time they are received. “Priority Review” status generally results in shorter timelines for review of an application.

Our regulatory strategy

In NDA submissions for our lead compounds we intend to follow the development pathway permitted under the Federal Food, Drug and Cosmetic Act that we believe will offer the most expedient and prudent route toward commercialization. In the case of other products that we may develop in conjunction with sponsors of previously-approved products, we expect to obtain a specific right of reference to the data contained in the prior applications. In the commercialization of our three lead product candidates we intend to rely in part on data in the public domain or elsewhere regarding prior FDA approvals of the pharmaceutical actives into which our CBDs are metabolized and on data generated by other parties that help to demonstrate the safety and effectiveness of those actives. We believe that our potential improvements over existing therapies may make some of our product candidates eligible for “Priority Review” and for “Fast Track” status.

The submission or approval of an NDA covered by Section 505(b)(2) can be subject to a number of limitations. We do not anticipate that these limitations will apply to our NRP104 product since there are no outstanding exclusivities or patents currently listed for the amphetamine products on whose data and previous approvals we intend to seek to rely. With respect to our NRP290 and NRP369 projects, we also do not expect to be subject to delays in approval because of non-patent exclusivities applicable to previously-approved drug products. However, depending on the specific formulations and combinations we decide to pursue, we may be required to certify that certain patents listed with the FDA by the sponsors of related drug products would not be infringed by our products, and to provide those sponsors and the patent holders with notice of our contention. In the event that the holders of those patents initiate an action against us within 45 days of receipt of our notice, alleging that one of our products would infringe their patents, the approval of our product would be delayed for 30 to 36 months, or until a decision is reached in the litigation that either confirms that we do not infringe the patent or enjoins the marketing of our product until the relevant patents expire. It is our intention, in designing our drug products and in choosing the specific product formulations to pursue, to avoid the need to certify to listed patents under these procedures or, if necessary, to make certifications only to patents that we believe we clearly do not infringe and that, therefore, would be unlikely to lead to an infringement claim by the patent holders. However, subsequent approvals of new, similar drug products, or new patent listings for previously-approved drug products may trigger new non-patent exclusivity periods potentially applicable to our products or a need to certify to additional or new patents. These requirements may entail unexpected delays in the approval of our products, may entail unexpected litigation costs in the event that we decide to challenge newly-listed patents, and/or necessitate that we generate more or different data than we currently anticipate in order to support an NDA approval. In any event, all data necessary to satisfy the FDA concerning the safety and effectiveness of our own versions of these products will have to be gleaned from the scientific literature and/or generated by or for us. These data are expected to include data establishing the safety and efficacy of the intended dosages and any other differences between the dosage form and the conditions for use of our products and the dosage form and conditions for use of the previously-approved products. In its review of our NDA submissions, the FDA will have broad discretion to require us to generate additional data and respond to questions regarding these differences, and it is impossible to predict the number or nature of the studies that may be required before the FDA will grant approval. No assurance can be given that NDAs submitted for our products will receive FDA approval on a timely basis, if at all.

The submission of an NDA is typically the subject of a user fee, currently in excess of $500,000, and products covered by approved NDAs are subject to product fees payable annually to the FDA. Facilities where approved prescription drug products are manufactured are also subject to annual establishment fees.

Other regulatory constraints

In addition to the results of product development, preclinical animal studies and clinical human studies, an NDA also must contain extensive information on the chemistry, manufacturing and controls that relate to the planned routine production and testing of the drug. An NDA must also contain proposed prescribing information for the product, supported by available clinical and other testing data, describing how the product may properly be used. The FDA may approve, deny approval or grant conditional approval depending on whether it finds that information provided sufficiently addresses all issues regarding the manufacture and proposed use of the product candidate. Both prior to and subsequent to approval, the Federal Food, Drug and Cosmetic Act and FDA regulations require that the manufacture and testing of any drug for investigational use or for commercial use in humans be manufactured in accordance with current Good Manufacturing Practice (cGMP). Failure to follow cGMP requirements, as well as other regulatory requirements, can subject a sponsor and its products to various sanctions, including civil and criminal penalties, injunctions against the distribution of products and seizure of violative products. cGMP requirements are complex, are not always clearly defined, and can evolve over time. We have used, and intend to continue to use, firms to manufacture and test our product candidates which we believe are knowledgeable and qualified in compliance with cGMP requirements and, to the extent that we engage in these activities on our own behalf, intend to utilize cGMP-compliant procedures and controls. There can be no assurance, however, that we or our contractors will be and remain at all times in full compliance with all cGMP requirements. In addition, the FDA retains authority to object to promotional activities engaged in by the applicant, including promotional activities that exceed the scope of approved prescribing information. Under certain circumstances, the FDA may also impose post-marketing testing requirements and may propose to withdraw or suspend approval of products based on new information about their safety and effectiveness for their approved uses.

The FDA has the authority to inspect a company’s manufacturing and testing processes. In late April 2004, representatives of the FDA inspected our laboratory facility in Blacksburg, Virginia. In connection with this inspection, the FDA issued an observation on Form FDA 483 relating to our conduct of pharmacokinetic studies on thyroid compounds in 2001. We did not submit IND applications before conducting these studies because we believed that the studies were exempt from the IND requirements under FDA regulations. We have responded to this observation and believe that we adequately explained the basis for our conduct of these studies. Although the FDA may take enforcement action against us, we do not believe that any such action would have a material effect on our ongoing business.

In addition to regulations enforced by the FDA, we also are subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including chemicals, micro-organisms and various radioactive compounds used in connection with our research and development activities. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state and federal regulations, we cannot assure you that accidental contamination or injury from these materials will not occur. Compliance with laws and regulations relating to the protection of the environment has not had a material effect on our capital expenditures or our competitive position. However, we cannot accurately predict the extent of government regulation, and the cost, and effect thereof on our competitive position, which might result from any legislative or administrative action.

Additionally, we may have to obtain approval of a product from comparable regulatory authorities in foreign countries prior to the commencement of marketing of the product in those countries. The approval procedure varies among countries, may involve additional testing and the time required may differ from that required for FDA approval. Although there is now a centralized European Union approval mechanism in place, each European country may nonetheless impose its own procedures and requirements, many of which could be time consuming and expensive. Thus, substantial delays could occur in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed. We expect to rely on corporate partners and licensees, along with our expertise, to obtain governmental approval in foreign countries of drug formulations utilizing our drug candidates.

DEA regulation

Based on the chemical structure of NRP104 (that is, NRP104 is not amphetamine but a derivative of amphetamine), the DEA has concluded that NRP104 is not a scheduled substance at the present time. Based on different language in the existing schedules for amphetamines and opioids, however, the DEA has determined that NRP 290 is a Schedule II drug during the course of its development. While the scheduling status for NRP369 has not yet been determined, we expect that it will be classified by the DEA as a Schedule II drug during the course of its development.

The pre-approval testing of our product candidates, which are CBDs of controlled substances, is expected to include a number of tests in animal models and in human volunteers designed to assess the potential “abuse liability” of the drugs, which considers not only the potential for abuse but also the potential health consequences of such abuse. These tests involve generally well-understood methods of assessing the relative abuse liability of a new drug product in comparison with existing scheduled and unscheduled drugs. Based on the results of these tests, the FDA is required under the Controlled Substances Act to make a medical and scientific assessment of whether it believes the new drug ought to be listed as a controlled substance and, if so, what level of control may be warranted. The FDA forwards those findings and recommendations to the DEA, which is responsible for initiating a proceeding, as warranted, to schedule the drug or, if it is already controlled, to move the drug into either a higher or lower schedule more closely reflecting the relative abuse liability of the drug, or to remove the drug entirely from the schedules of controlled drugs. Under the Controlled Substances Act and DEA regulations, such scheduling proceedings ordinarily involve publication of a scheduling proposal in the Federal Register and an opportunity for members of the public, including potential competitors, to submit comments and to request a formal administrative hearing. In the event that a hearing is requested, and the DEA decides to hold the requested hearing, final resolution of a scheduling proposal can take two years or more. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse liability. The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Any of our product candidates that contain a scheduled substance will be subject to regulation as a drug of that class.

As part of our development programs for our product candidates, we intend to actively pursue the timely assessment and implementation of appropriate scheduling recommendations so that any appropriate scheduling changes will be in effect at the time when any of our products are ready to be approved for marketing by the FDA. Our ability to achieve this result will depend in part on our ability to generate necessary potential for abuse data on a timely basis, the conclusions that can be drawn from those data, the timing of the FDA and the DEA reviews of the data, the comments and/or objections and requests for hearing that may be submitted by the public, including potential competitors, on any proposed scheduling change, and the timing of final action on any scheduling changes and on the FDA’s review of our NDAs. If we encounter delays in the resolution of scheduling proposals for any of our product candidates, we may be forced to choose whether to initiate marketing under the products’ pre-existing scheduling status and to continue to pursue rescheduling action post-marketing or to withhold our product from the market until rescheduling is completed. This situation could occur if a product candidate is scheduled during the development phase. In the event that the FDA were to conclude that an unscheduled product, such as our NRP104 product, should be scheduled prior to marketing, we may not have the option to commence marketing of the product until the DEA scheduling proceedings are completed.

Product Liability Insurance

We maintain product liability insurance for clinical trials in the amount of $10 million per occurrence and in the aggregate, subject to a deductible of $50,000 per occurrence and $500,000 per year in the aggregate. We intend to expand our insurance coverage to include the manufacture, marketing and sale of commercial products if marketing approval is obtained for products in development. However, insurance coverage is becoming increasingly expensive, and we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. In addition, we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. A successful product liability claim or series of claims brought against us could result in substantial setbacks for our business.

Employees

As of January 2, 2005, we had 26 full-time employees, seven of whom were employed at our headquarters in Radford, Virginia and 19 of whom were employed at our research facility located in the Virginia Tech Corporate Research Center in Blacksburg, Virginia. We have no employment agreements with any of our executive officers. Although we have employment agreements with certain of our employees, all of our employees are at-will employees who may terminate their employment at any time.

We also employ consultants and independent contractors on a regular basis to assist in the development of our products. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have not experienced any work stoppages and we believe our relationship with our employees is good.

Officers

The following table shows information about our executive officers and certain other officers as of the date of this annual report on Form 10-K:

Name	Age	Position(s)
Randal J. Kirk	51	Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Krish S. Krishnan	40	Chief Operating Officer, Chief Financial Officer, Secretary and Director (principal financial and accounting officer)

Suma M. Krishnan	40	Vice President, Product Development

Other Officers

Clifton R. Herndon II	37	Vice President, Finance and Controller

Randal J. Kirk is our founder and has served as a director since August 1996, as Chairman of the Board since 1996 and as President and Chief Executive Officer since October 2001. Mr. Kirk has over 20 years of experience in the health-care industry. Mr. Kirk began his professional career in the private practice of law. Mr. Kirk co-founded General Injectables & Vaccines, Inc., a pharmaceutical distributor (GIV), in 1983 and served as Chairman of the board of GIV prior to the sale of that company in 1998. Previously, Mr. Kirk served as a member of the board of directors of Scios, Inc. (previously traded on NASDAQ and recently acquired by Johnson & Johnson) between February 2000 and May 2002. He has served on the board of directors of Harvest Pharmaceuticals Inc., a pharmaceutical company, since December 2002 and on the Virginia Bioinformatics Institute Policy Advisory Board since March 2004. Mr. Kirk also currently serves in a number of additional capacities: Senior Managing Director of Third Security, LLC, an investment management firm founded by Mr. Kirk, since March 1999; Chairman of Biological & Popular Culture LLC, an automated proactive notification software and service company, since September 2002, and Chairman of its predecessor from October 1999 to September 2002; member of the board of directors of Howe and Rusling, Inc., a registered investment advisory firm, since December 2001; member of the board of directors of Michael W. Cook Asset Management, Inc., a registered investment advisory firm, since January 2003; and as Chairman of the board of directors of Clinical Data, Inc. (NASDAQ SC: CLDA) since December 2004 and a member of this board of directors since September 2002. Mr. Kirk has also served on the Board of Visitors of Radford University since July 2003 and on the board of directors of the Radford University Foundation, Inc. since September 1998. Mr. Kirk received a B.A. in Economics from Radford University and a J.D. from the University of Virginia.

Krish S. Krishnan has served as a member of our board of directors since March 2003 and as Chief Financial Officer and Chief Operating Officer since April 2004. Previously, he served as President and CEO of Harvest Pharmaceuticals Inc., a pharmaceutical company, between February 2003 and April 2004. In addition, Mr. Krishnan currently serves in the following capacities: Senior Managing Director of Third Security, LLC, an investment management firm, since March 2002, and member of the board of managers of Biological & Popular Culture LLC, an automated proactive notification software and service company, since September 2002. Previously, Mr. Krishnan was a director at a start-up venture, Suppliermarket.com, Inc., a software company, from February 2000 to August 2000, which was sold to Ariba Technologies Inc., a software company, in August 2000. He then served as a managing principal of Ariba, focusing primarily in the pharmaceutical industry, from September 2000 until joining Third Security in March 2002. Mr. Krishnan was a senior manager with A.T. Kearney, Inc., a management consulting firm, from September 1996 until January 2000, where he advised pharmaceutical companies on strategic and operational issues; a consultant with KPMG Peat Marwick between January 1992 and August 1994; and an engineer with E.I. Dupont de Nemours, a multi-national chemical company, between January 1989 and January 1992. Mr. Krishnan received a B.S. in Mechanical Engineering from the Indian Institute of Technology (IIT), a M.S. in Engineering from the University of Toledo, and an M.B.A. from The Wharton School at the University of Pennsylvania.

Suma M. Krishnan has 14 years of experience in drug development. Mrs. Krishnan has been Vice President, Product Development at New River Pharmaceuticals Inc. since September 2002. Prior to joining New River Pharmaceuticals, Mrs. Krishnan served in the following capacities: Director, Regulatory Affairs at Shire Pharmaceuticals, Inc., a specialty pharmaceutical company, from June 2000 to August 2002; Senior Project Manager at Pfizer, Inc., a multi-national pharmaceutical company, from January 1998 to June 2000; and a consultant at the Weinberg Group, a pharmaceutical and environmental consulting firm, from January 1997 to December 1997. Mrs. Krishnan began her career as a discovery scientist for Janssen Pharmaceuticals, a subsidiary of Johnson & Johnson, a multi-national pharmaceutical company, in May 1991. Mrs. Krishnan received a M.S. in Organic Chemistry from Villanova University, an M.B.A. from Institute of Management and Research (India) and an undergraduate degree in Organic Chemistry from Ferguson University (India).

Clifton R. Herndon II is our Vice President, Finance and Controller. Mr. Herndon has served as our Controller since May 1999 and as our Vice President, Finance since July 2004. He also has served as a Managing Director with Third Security, LLC, an investment management firm, since September 1999. Previously, Mr. Herndon served as the Director of Financial Operations for Biological & Popular Culture, Inc., an affiliate acquired in May 1999 and merged into our operations in June 1999; as Assistant Controller for General Injectables & Vaccines, Inc., a pharmaceutical distributor, from November 1997 through December 31, 1998; as Assistant Controller and Cost Accounting Manager with Long-Airdox Company, a manufacturer of mining equipment, from May 1996 to November 1997; and as a Manager with Ernst & Young, LLP from October 1994 to May 1996. Mr. Herndon began his career with Ernst & Young, LLP in July 1989. Mr. Herndon received a B.B.A. in Accounting from Marshall University.

Our officers are appointed on an annual basis by our board of directors and serve until their successors have been appointed. There are no family relationships among our directors, executive officers or officers, except that Krish S. and Suma M. Krishnan are husband and wife.

Risk Factors Related to Our Business

Except for the historical information contained in this annual report on Form 10-K, this annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Item 7 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this annual report on Form 10-K. You should consider carefully the following risk factors, together with all of the other information included in this annual report on Form 10–K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

We have a history of operating losses and expect to incur substantial losses in 2005. We may never generate revenues or, if we are able to generate revenues, achieve profitability.

We are focused on product development, and we have not generated any revenues to date utilizing our Carrierwave™ technology. Since the end of 1997, we have incurred losses in each year of our operations, and we expect to continue to incur operating losses in 2005. These operating losses have adversely affected and are likely to continue to adversely affect our working capital, total assets and shareholders’ equity.

The process of developing our products requires significant clinical, development and laboratory testing and clinical trials. In addition, commercialization of our product candidates will require that we obtain necessary regulatory approvals and establish sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We expect to incur substantial losses in 2005 as a result of anticipated increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials, and regulatory compliance activities. We have incurred operating losses of approximately $4.7 million for the fiscal year ended December 29, 2002, $4.8 million for the fiscal year ended December 28, 2003, and $16.3 million for the fiscal year ended January 2, 2005, and at January 2, 2005, we had an accumulated deficit of approximately $40 million. Our net cash used in operations during fiscal 2004 was $9.5 million. We expect our average monthly net cash used in operations to increase during fiscal 2005.

Our ability to generate revenues and achieve profitability will depend on numerous factors, including success in:

•	developing and testing product candidates;

•	receiving regulatory approvals;

•	commercializing our products; and

•	establishing a favorable competitive position.

Many of these factors will depend on circumstances beyond our control. We cannot assure you that we will ever have a product approved by the FDA, that we will bring any product to market or, if we are successful in doing so, that we will ever become profitable.

Our product candidates are based on a technology that could ultimately prove ineffective.

Our product candidates are created using our proprietary Carrierwave technology. Our test results to date are limited to Phase 1 and Phase 2 clinical studies in humans and preclinical studies in animals with respect to NRP104 and laboratory tests and preclinical trials in animals with respect to NRP290 and NRP369. We have not fully characterized the mechanism of absorption of our CBDs. Ultimately, our research and preclinical findings, which currently indicate that our Carrierwave technology possesses beneficial properties, may prove to be incorrect, in which case the product candidates created using our Carrierwave technology may not differ substantially from competing drugs and may in fact be inferior to them. If these products are substantially identical or inferior to drugs already available, the market for our Carrierwave drugs would be reduced or eliminated.

Based on our preclinical studies to date and the clinical studies on NRP104, we believe our product candidates are safe and have no known side effects other than those associated generally with therapeutic amounts of amphetamine and opioids. However, we may not be able to prove that our product candidates are safe. No assessment of the efficacy, safety or side effects of a product candidate can be considered definitive until all clinical trials needed to support a submission for marketing approval are complete. Our product candidates will require additional laboratory, animal and human testing. Success in earlier clinical trials does not mean that subsequent trials will confirm the earlier findings. If we find that any of our products is not safe, we may not be able to commercialize the product. The safety of our Carrierwave formulations may vary with each drug and the ingredients used in each formulation, and therefore even if safety is established for one of our CBDs, this would not necessarily be predictive of the safety of any of our other product candidates, which would need to be separately established.

If we are unable to develop and commercialize our product candidates successfully, we may never generate revenues or, if we are able to generate revenues, achieve profitability.

We have not commercialized any products or recognized any revenue from product sales utilizing our Carrierwave technology. All of the compounds produced using our Carrierwave technology, with the exception of NRP104, are in early stages of development. In March 2004, we filed an IND application with the FDA for NRP104. We recently completed a Phase 2 trial comparing the efficacy of NRP104 and Adderall XR to placebo. We are currently conducting Phase 3 trials on NRP104. We expect to file IND applications to allow for clinical testing of each of our other lead product candidates, NRP290 and NRP369, in 2005. Once an IND is filed with the FDA, the IND will ordinarily become effective 30 days following receipt by the FDA. However, if the results of the preclinical investigations are not deemed adequate to support these applications, the FDA may place an

IND on “clinical hold” until the sponsor generates and supplies the FDA with additional data. In the case of a “clinical hold,” the sponsor of the IND is prohibited from commencing the clinical studies until the “clinical hold” has been removed by the FDA.

We must conduct significant additional research and development activities before we will be able to apply for regulatory approval to commercialize any products utilizing our Carrierwave technology. We must successfully complete adequate and well-controlled studies designed to demonstrate the safety and efficacy of the product candidates and obtain regulatory approval before we are able to commercialize these product candidates. Even if we succeed in developing and commercializing one or more of our product candidates utilizing our Carrierwave technology, we may never generate sufficient or sustainable revenue to enable us to be profitable.

We face intense competition in the markets targeted by our lead product candidates. Many of our competitors have substantially greater resources than we do, and we expect that all of our product candidates under development will face intense competition from existing or future drugs.

We have devoted substantial research efforts and capital to the development of our Carrierwave technology and our lead product candidates. We expect that all of our product candidates under development, if approved, will face intense competition from existing and future drugs marketed by large companies.

The markets for amphetamines and other stimulants to treat ADHD and opioids to treat acute and chronic pain are well developed and populated with established drugs marketed by large pharmaceutical, biotechnology and generic drug companies. Amphetamines or other stimulants currently-marketed for ADHD include Ritalin (Novartis AG), Concerta (McNeil Consumer & Specialty Pharmaceuticals), Dexedrine (GlaxoSmithKline PLC), Dextrostat (Shire), Cylert (Abbott Laboratories) and Adderall (Shire). In addition, Eli Lilly and Company markets a non-stimulant drug, Strattera, for ADHD. Opioids currently-marketed for acute pain include Anexsia (Mallinckrodt Inc.), Endocet (Endo Laboratories), Hydrocet (Amarin Pharmaceuticals, Inc.), Lortab (UCB Pharma Inc.), Norco (Watson Pharmaceuticals, Inc.), and Vicodin (Abbott Laboratories, Inc.). Opioids currently-marketed for chronic pain include OxyContin (Purdue Pharmaceuticals LP), Duragesic (Janssen Pharmaceutica Products, L.P.), MSContin (Purdue Frederick Company) and Avinza (Ligand Pharmaceuticals Inc.). Each of these companies has significantly greater financial and other resources than we do. If we obtain regulatory approval to market one or more of our product candidates, we will compete with these established drugs and will need to show that our drugs have safety or efficacy advantages in order to take market share and be successful.

Currently, and as a direct consequence of the public debate of the social and economic costs of illegal diversion and abuse of, addiction to, and overdose from stimulants and narcotics, several companies are pursuing formulations that are less prone to abuse and are less toxic. Companies specifically engaged in developing abuse resistant drugs include Purdue Pharma LP, Nastech Pharmaceutical Company Inc. and Pain Therapeutics Inc. Other companies, including Johnson & Johnson and Noven Pharmaceuticals, Inc., are investigating alternative delivery mechanisms to control the delivery and availability of scheduled drugs. These technologies include transdermal skin patches, metered dose inhalers and extended release subcutaneous injections and implants. These competitors may:

•	successfully market products that compete with our products;

•	successfully identify drug candidates or develop products earlier than we do; or

•	develop products that are more effective, have fewer side effects or cost less than our products.

Additionally, if a competitor receives FDA approval before we do for a drug that is similar to one of our product candidates, FDA approval for our product candidate may be precluded or delayed due to periods of non-patent exclusivity and/or the listing with the FDA by the competitor of patents covering its newly-approved drug product. Periods of non-patent exclusivity for new versions of existing drugs such as our current product candidates can extend up to three and one-half years.

These competitive factors could require us to conduct substantial new research and development activities to establish new product targets, which would be costly and time consuming. These activities would adversely affect our ability to commercialize products and achieve revenue and profits.

If we fail to protect our intellectual property rights, our ability to pursue the development of our technologies and products would be negatively affected.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our technologies and products. If we do not adequately protect our intellectual property, competitors may be able to use our technologies to produce and market drugs in direct competition with us and erode our competitive advantage. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. Many companies have had difficulty protecting their proprietary rights in these foreign countries. We may not be able to prevent misappropriation of our proprietary rights.

Patent positions can be uncertain and involve complex legal and factual questions. We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. To date, we hold one issued United States patent relating to our core Carrierwave technology. In addition to the core patent, we have two issued U.S. patents for an earlier developed delivery technology related to Carrierwave, and one directed to iodothyronine compounds. We have applied for additional patents relating to our technologies and our products and plan to file additional patent applications in the future. We have U.S. patent applications pending covering each of our product candidates. Additionally, we have Patent Cooperation Treaty stage patent applications pending covering our product candidates and national stage applications covering our core technology in Europe, Japan, China, South Korea, Canada, Australia, India and Israel.

Others may challenge our patents, or our patent applications may not result in issued patents. Moreover, any patents issued to us may not provide us with meaningful protection, or others may challenge, circumvent or narrow our patents. Third parties may also independently develop products similar to our products, duplicate our unpatented products or design around any patents on products we develop. Additionally, extensive time is required for development, testing and regulatory review of a potential product. While extensions of patent term due to regulatory delays may be available, it is possible that, before any of our product candidates can be commercialized, any related patent, even with an extension, may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of the patent.

In addition to patents, we rely on a combination of trade secrets, confidentiality, nondisclosure and other contractual provisions, and security measures to protect our confidential and proprietary information. These measures may not adequately protect our trade secrets or other proprietary information. If they do not adequately protect our rights, third parties could use our technology, and we could lose any competitive advantage we may have. In addition, others may independently develop similar proprietary information or techniques or otherwise gain access to our trade secrets, which could impair any competitive advantage we may have.

We have not commissioned an extensive investigation concerning our freedom to practice or the validity or enforceability of our Carrierwave technology or product candidates, and we may be held to infringe the intellectual property rights of others.

Our ability to freely practice our product candidates is dependent upon the duration and scope of patents held by third parties. Our patent, prior art and infringement investigations have been conducted primarily by us. Although we have consulted with our patent counsel in connection with our intellectual property investigations, our patent counsel has not undertaken an extensive independent analysis to determine whether our Carrierwave technology or product candidates infringe upon any issued patents or whether our issued patents or patent applications relating to our Carrierwave technology could be invalidated or rendered unenforceable for any reason or could be subject to interference proceedings.

There may be patents or patent applications of which we are unaware, and avoiding patent infringement may be difficult. We may inadvertently infringe third-party patents. Third-party patents may impair or block our ability to conduct our business. There are no unresolved communications, allegations, complaints or threats of litigation related to the possibility that we might infringe patents held by others.

Claims may be asserted against us that our products or technology infringes patents or other intellectual property owned by others. We may be exposed to future litigation by third parties based on claims that our products or activities infringe the intellectual property rights of others. In the event of litigation, any claims may not be resolved in our favor. Any litigation or claims against us, whether or not valid, may result in substantial costs and may result in an award of damages, lost profits, attorneys fees, and tripling of those damages in the event that a court finds an infringement to have been willful. A lawsuit could also place a significant strain on our financial resources, divert the attention of management and harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•	cease making, using, selling, offering to sell or importing any products that infringe a third party’s intellectual property through an injunction;

•	obtain a license or an assignment from the holder of the infringed intellectual property right, which license or assignment may be costly or may not be available on reasonable terms, if at all; or

•	redesign our products, which would be costly and time-consuming and may not be possible.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.

Our intellectual property includes four U.S. patents, two foreign patents and 75 pending U.S., Patent Cooperation Treaty or national stage applications. We have licensed aspects of our Carrierwave technology with respect to NRP104 pursuant to our collaboration agreement with Shire. We have 11 applications covering anti-abuse aspects of NRP104, NRP290 and NRP369 generally with other commonly-abused substances. Additionally, NRP104 is claimed specifically in three applications, NRP290 claimed specifically in three applications, and NRP369 is claimed specifically in three applications.

Competitors may infringe our patents, and we may file infringement claims to counter infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly.

Also, a third party may assert that our patents are invalid and/or unenforceable. There are no unresolved communications, allegations, complaints or threats of litigation related to the possibility that our patents are invalid or unenforceable. Any litigation or claims against us, whether or not merited, may result in substantial costs, place a significant strain on our financial resources, divert the attention of management and harm our reputation. An adverse decision in a litigation could result in inadequate protection for our product candidates and/or reduce the value of any license agreements we have with third parties.

Interference proceedings brought before the U.S. Patent and Trademark Office may be necessary to determine priority of invention with respect to our patents or patent applications. During an interference proceeding it may be determined that we do not have priority of invention for one or more aspects in our patents or patent applications and could result in the invalidation in part or whole of a patent or could put a patent application at risk of not issuing. Even if successful, an interference may result in substantial costs and distraction to our management.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or interference proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If investors perceive these results to be negative, the price of our common stock could be adversely affected.

If preclinical testing or clinical trials for our product candidates are unsuccessful or delayed, we will be unable to meet our anticipated development and commercialization timelines.

Our potential drug products require preclinical testing and clinical trials prior to submission of any regulatory application for commercial sales. We completed our first Phase 2 clinical trial of our most advanced product candidate, NRP104, in March 2005 and have limited experience conducting clinical trials. We currently employ two clinical trial managers. We rely and expect to continue to rely on third parties, including clinical research organizations and outside consultants, to conduct, supervise or monitor some or all aspects of preclinical testing or clinical trials involving our product candidates. We have less control over the timing and other aspects of these preclinical testing or clinical trials than if we performed the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our preclinical testing or clinical trials on our anticipated schedule or, for clinical trials, consistent with a clinical trial protocol. Delays in preclinical and clinical testing could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the clinical trials may also ultimately lead to denial of regulatory approval of a product candidate.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

•	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;

•	reaching agreement on acceptable terms with prospective contract research organizations and trial sites;

•	manufacturing sufficient quantities of a product candidate; and

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site.

Once a clinical trial has begun, it may be delayed, suspended or terminated by us or the FDA or other regulatory authorities due to a number of factors, including:

•	ongoing discussions with the FDA or other regulatory authorities regarding the scope or design of our clinical trials;

•	failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated recruitment or retention rate of patients in clinical trials;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	lack of adequate funding to continue clinical trials; or

•	negative results of clinical trials.

If clinical trials are unsuccessful, and we are not able to obtain regulatory approvals for our product candidates under development, we will not be able to commercialize these products, and therefore may not be able to generate sufficient revenues to support our business.

We have received an observation from the FDA noting that we did not submit an IND before conducting certain clinical studies in 2001.

FDA has the authority to inspect a company’s drug manufacturing and testing processes and to take enforcement actions, with varying degrees of severity, in the event that it determines that violations of the Federal Food, Drug and Cosmetic Act and FDA regulations have occurred. In late April 2004, representatives of the FDA inspected our laboratory facility in Blacksburg, Virginia. In connection with this inspection, the FDA issued an observation on Form FDA-483 relating to our conduct of pharmacokinetic studies on thyroid compounds in humans in 2001. The observation noted that we did not submit an IND application before conducting these studies. Such an observation on Form FDA-483 does not constitute a finding by FDA that a violation has occurred. We have responded to this observation, explaining our basis for believing in 2001 that these studies were exempt from FDA regulations requiring submission of an IND, and agreeing to submit an IND to cover any such studies that we conduct in the future. Based on our explanation for our actions in 2001, on our commitment to submit IND applications to cover similar studies in the future and on the fact that we are not pursuing further studies or approval for the thyroid compounds that were the subject of the 2001 studies, we do not believe that any enforcement action against us by the FDA based on this observation would be warranted or that, if pursued, any such action would have a material effect on us or our business.

If we are unable to file for approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act or if we are required to generate additional data related to safety and efficacy in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

Our current plans for filing NDAs for our product candidates include efforts to minimize the data we will be required to generate in order to obtain marketing approval for our product candidates and therefore possibly obtain a shortened review period for the applications. We have not yet agreed with the FDA as to the nature or extent of the studies we may be required to conduct in order to achieve approval for any of our product candidates. The timeline for filing and review of our NDAs is based on our plan to submit those NDAs under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, wherein we will rely in part on data in the public domain or elsewhere. We have not yet filed an NDA under Section 505(b)(2) for any of our lead product candidates. Depending on the data that may be required by the FDA for approval, some of the data may be related to products already approved by the FDA. If the data relied upon is related to products already approved by the FDA and covered by third-party patents we would be required to certify that we do not infringe the listed patents or that such patents are invalid or unenforceable. As a result of the certification, the third-party would have 45 days from notification of our certification to initiate an action against us. In the event that an action is brought in response to such a certification, the approval of our NDA could be subject to a stay of up to 30 months or more while we defend against such a suit. Approval of our product candidates under Section 505(b)(2) may therefore be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents to our product candidates. Alternatively, we may elect to generate sufficient additional clinical data so that we no longer rely on data which triggers a potential stay of the approval of our product candidates. Even if no exclusivity periods apply to our applications under Section 505(b)(2), the FDA has broad discretion to require us to generate additional data on the safety and efficacy of our product candidates to supplement third-party data on which we may be permitted to rely. In either event, we could be required, before obtaining marketing approval for any of our product candidates, to conduct substantial new research and development activities beyond those we currently plan to engage in order to obtain approval of our product candidates. Such additional new research and development activities would be costly and time consuming.

We may not be able to obtain shortened review of our applications, and the FDA may not agree that our products qualify for marketing approval. If we are required to generate additional data to support approval, we may be unable to meet our anticipated development and commercialization timelines, may be unable to generate the additional data at a reasonable cost, or at all, and may be unable to obtain marketing approval of our product candidates.

There can be no assurance that any of our product candidates will obtain Fast Track status or, even if any of our product candidates obtain Fast Track status, that development of the product candidate will be accelerated.

We believe that some of our product candidates may be eligible for Fast Track status under FDA procedures. These procedures may help to abbreviate the size and scope of the trials required for submission and approval of an NDA and may help shorten the review time of any such filing. If the FDA grants this status to any of our product candidates, we may then negotiate with the FDA with respect to any further development program and corresponding regulatory strategy. We have not yet applied for Fast Track status for any of our lead product candidates. There can be no assurance that any of our product candidates will obtain Fast Track status or, even if any of our product candidates obtain Fast Track status, that development of the product candidate will be accelerated.

If the FDA requires that NRP104 be scheduled by the DEA before the product is commercially sold, we will be unable to begin commercial sale of that product until the DEA completes scheduling proceedings, and if NRP104 is scheduled by the DEA in Schedule II under the Controlled Substances Act, the potential market for the drug may be significantly reduced.

The DEA has indicated that NRP104 is not a scheduled drug at the present time. Based on data generated in our studies of the potential for abuse, however, and on the fact that the drug is designed to deliver quantities of amphetamine, the FDA and the DEA may, pursuant to their statutory responsibilities under the Controlled Substances Act, conclude that the drug should be scheduled in one of the Controlled Substances Act schedules at the time it is first approved for commercial sale. The process for scheduling a drug under these circumstances involves the forwarding by the FDA to the DEA of its medical and scientific findings, and its recommendation that the drug be scheduled on the appropriate schedule level. The DEA then publishes a notice in the Federal Register of a proposal to place the drug in an appropriate Controlled Substances Act schedule. Interested persons are then afforded an opportunity to comment on the proposal and to request a hearing. After consideration of the comments received, and potentially the holding of a formal administrative hearing, the DEA then publishes a regulation placing the drug in an appropriate Controlled Substances Act schedule. If the FDA is unwilling to permit the sale of the drug until it is placed in an appropriate Controlled Substances Act schedule, it may not grant NDA approval until completion of scheduling proceedings by the DEA. We intend to seek timely conclusion of any consideration of the Controlled Substances Act scheduling of NRP104 so that these considerations do not result in any delay in our ability to market the drug. Because of the opportunity for public participation in the process, however, we cannot predict how long the FDA and the DEA may take to conclude any scheduling actions with respect to the drug that they may believe are warranted.

The drug products with which our lead product candidate NRP104 is expected to compete are amphetamine products currently classified by the DEA under the Controlled Substances Act on Schedule II, the most restrictive schedule applicable to drug products marketed for legitimate medical use. The DEA has concluded that, based on its chemical structure, NRP104 is not a scheduled substance at the present time. Our commercialization strategy for this product depends in large part on our ability to obtain approval to market the drug either as an unscheduled drug or as a drug classified by the DEA in a less restrictive schedule than Schedule II. A decision as to whether and how NRP104 should be scheduled at the time it is approved for commercial sale will be made by the DEA based on the medical and scientific determinations of the FDA which, in turn, will be based in large part on data we generate regarding the relative potential for abuse of the drug compared to existing Schedule II drugs. If the determination is made that the drug should be controlled in Schedule II, the potential market for our drug may be significantly reduced, which may have a material adverse effect on us. Furthermore, because amphetamine is a Schedule II substance, the amount of it that we can obtain for clinical trials and commercialization of NRP104 is limited by the DEA and our quota may not be sufficient to complete clinical trials or meet commercial demand. We cannot predict the outcome of the studies of the potential for abuse of our drug or of the consideration by the FDA and the DEA of the results of those studies.

We have engaged in extensive financial and operational transactions with Randal J. Kirk, our Chairman, President and Chief Executive Officer, and his affiliates.

Our company was formed by, and has historically been controlled and managed and, prior to the initial public offering of our common stock, principally funded by, Randal J. Kirk, our Chairman, President and Chief Executive Officer, and affiliates of Mr. Kirk. As a result, we have engaged in a variety of financial and operational transactions with Mr. Kirk and these affiliates. While we believe that each of these transactions was on terms no less favorable to us than terms we could have obtained from unaffiliated third parties, none of these transactions was negotiated on an arm’s length basis. Accordingly, their terms may not be as favorable to us as if we had negotiated them with unaffiliated third parties. It is our intention to ensure that all future transactions, if any, between us and our officers, directors, principal shareholders and their affiliates, are approved by the nominating and governance committee or a majority of the independent and disinterested members of the board of directors, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

As of January 2, 2005 Randal J. Kirk controlled approximately 64.8% of our common stock and is able to control or significantly influence corporate actions, which may result in Mr. Kirk taking actions that advance his interests to the detriment of our other shareholders.

As of January 2, 2005 Randal J. Kirk, Chairman, President and Chief Executive Officer, and shareholders affiliated with him controlled approximately 64.8% of our common stock. Mr. Kirk is able to control or significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of Mr. Kirk may not always coincide with the interests of other shareholders, and he may take actions that advance his interests to the detriment of our other shareholders.

We rely on Third Security, LLC, to provide us with certain services. If we are unable to establish and maintain the necessary infrastructure to be self-sufficient and meet the demands of a public company, our business will be adversely affected.

We rely on Third Security, LLC to provide support for tax, legal and market research functions as well as provide the miscellaneous services that we may need from time to time until the earlier of August 9, 2006 or our termination of the administrative services agreement we have with Third Security. Third Security is owned by Randal J. Kirk, our Chairman, President and Chief Executive Officer, who, with shareholders affiliated with him as of January 2, 2005, controlled approximately 64.8% of our common stock. The administrative services agreement has terms no less favorable than those that we would have entered into with an unaffiliated third party, and the agreement was approved by a majority of the independent and disinterested members of our board of directors.

As a public company, we must meet stringent reporting obligations as well as comply with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission (SEC) and The Nasdaq National Market. Such requirements place significant additional demands on our management and financial and accounting staff, on our financial, accounting and information systems and on our internal controls.

Our executive officers and other key personnel are critical to our business, and our future success depends on our ability to retain them.

We are highly dependent on the principal members of our management and scientific team, particularly, Mr. Kirk, our Chairman President and Chief Executive Officer, Krish S. Krishnan, our Chief Financial Officer, and Suma M. Krishnan, our Vice President, Product Development and chief scientist. In order to pursue our product development, marketing and commercialization plans, we will need to hire additional personnel with experience in clinical testing, government regulation, manufacturing, marketing and business development. We may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. We are not aware of any present intention of any of our key personnel to leave our company or to retire. However, we have no employment agreements with any of our executive officers and while we have employment agreements with certain of our employees, all of our employees are at-will employees who may terminate their employment at any time. We do not currently have key personnel insurance on any of our officers or employees. The loss of any of our key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of our research, development or business objectives and could materially adversely affect our business, financial condition and results of operations.

We rely on third parties to manufacture the compounds used in our trials, and we intend to rely on them for the manufacture of any approved products for commercial sale. If these third parties do not manufacture our product candidates in sufficient quantities and at an acceptable cost, clinical development and commercialization of our product candidates could be delayed, prevented or impaired.

We have no manufacturing facilities, and we have no experience in the clinical or commercial-scale manufacture of drugs or in designing drug manufacturing processes. Certain specialized manufacturers provide us with modified and unmodified pharmaceutical compounds, including finished products, for use in our preclinical and clinical studies. We do not have any short-term or long-term manufacturing agreements with any of these manufacturers. If we fail to contract for manufacturing on acceptable terms or if third-party manufacturers do not perform as we expect, our development programs could be materially adversely affected. This may result in delays in filing for and receiving FDA approval for one or more of our products. Any such delays could cause our prospects to suffer significantly.

We intend to rely on third parties to manufacture some or all of our products that reach commercialization. We believe that there are a variety of manufacturers that we may be able to retain to produce these products. However, once we retain a manufacturing source, if our manufacturers do not perform in a satisfactory manner, we may not be able to develop or commercialize potential products as planned.

Failure by our third-party manufacturers to comply with the regulatory guidelines set forth by the FDA and DEA with respect to our product candidates could delay or prevent the completion of clinical trials, the approval of any product candidates or the commercialization of our products.

Our reliance on third-party manufacturers exposes us to the following additional risks, any of which could delay or prevent the completion of our clinical trials, the approval of our product candidates by the FDA or other regulatory agencies or the commercialization of our products, result in higher costs or deprive us of potential product revenues:

•	Manufacturers are obligated to operate in accordance with FDA-mandated current good manufacturing practice (cGMP) requirements. A failure of any of our third-party manufacturers to establish and follow cGMP requirements and to document their adherence to such practices may lead to significant delays in the availability of material for clinical trials, may delay or prevent filing or approval of marketing applications for our products, and may cause delays or interruptions in the availability of our products for commercial distribution following FDA approval.

•	Replacing our third-party manufacturers or contracting with additional manufacturers may require re-validation of the manufacturing processes and procedures in accordance with cGMP and compliance with supplemental approval requirements. Any such necessary re-validation and supplemental approvals may be costly and time-consuming.

Drug manufacturers are subject to ongoing periodic unannounced inspections by the FDA, the DEA and corresponding state and foreign agencies to ensure strict compliance with cGMP requirements and other requirements under Federal drug laws, other government regulations and corresponding foreign standards. If our third-party manufacturers or we fail to comply with applicable regulations, sanctions could be imposed on us, including fines, injunctions, civil penalties, failure by the government to grant marketing approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions.

We may need additional capital in the future. If additional capital is not available or is available at unattractive terms, we may be forced to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations.

In order to develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical and clinical trials and marketing activities. We anticipate that our existing cash and cash equivalents and short-term investments will enable us to maintain our current operations for at least the next 24 months. We anticipate using our cash and cash equivalents and short-term investments to fund further research and development with respect to our lead product candidates. We may, however, need to raise additional funding sooner if our business or operations change in a manner that consumes available resources more rapidly than we anticipate, which may include if we are granted Fast Track status with respect to any of our product candidates. Our requirements for additional capital will depend on many factors, including:

•	successful commercialization of our product candidates;

•	continued progress of research and development of product candidates utilizing our Carrierwave technology;

•	the time and costs involved in obtaining regulatory approval for our product candidates;

•	costs associated with protecting our intellectual property rights;

•	development of marketing and sales capabilities;

•	payments received under our collaboration agreements with Shire and any future collaborative agreements, if any; and

•	market acceptance of our products.

As of January 2, 2005, we have no committed additional sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional funds to continue the development of our product candidates. We anticipate that we will need significant additional funds in order for us to commercialize NRP104 and continue the development of NRP290 and NRP369. Funds may not be available to us on favorable terms, if at all. To the extent we raise additional capital through the sale of equity securities, the issuance of those securities could result in dilution to our shareholders. In addition, if we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations. In addition, we may be required to obtain funds through arrangements with collaborative partners, such as our agreements with Shire, or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves or license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

Even if we obtain regulatory approval to market our product candidates, our product candidates may not be accepted by the market.

Even if we obtain regulatory approval to market our product candidates, our product candidates may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any pharmaceutical product that we develop will depend on a number of factors, including:

•	cost-effectiveness;

•	the safety and effectiveness of our products, including any potential side effects, as compared to alternative products or treatment methods;

•	the timing of market entry as compared to competitive products;

•	the rate of adoption of our products by doctors and nurses;

•	product labeling or product insert required by the FDA for each of our products;

•	determination of scheduled or unscheduled status by the FDA and DEA;

•	reimbursement policies of government and third-party payors;

•	effectiveness of our sales, marketing and distribution capabilities and the effectiveness of such capabilities of our collaborative partners; and

•	unfavorable publicity concerning our products or any similar products.

Our product candidates, if successfully developed, will compete with a number of products manufactured and marketed by major pharmaceutical companies, biotechnology companies and manufacturers of generic drugs. Our products may also compete with new products currently under development by others. Physicians, patients, third-party payors and the medical community may not accept and utilize any of our product candidates. Physicians may not be inclined to prescribe the drugs created utilizing our Carrierwave technology unless our drugs bring substantial and demonstrable advantages over other drugs currently-marketed for the same indications. If our products do not achieve market acceptance, we will not be able to generate significant revenues or become profitable.

If we fail to establish marketing, sales and distribution capabilities, or fail to enter into arrangements with third parties, we will not be able to create a market for our product candidates.

Currently, we do not have any sales, marketing or distribution capabilities. In order to generate sales of any product candidates that receive regulatory approval, we must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for us, as we did in our collaboration with Shire. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel and defer our product development efforts. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to develop sales, marketing and distribution channels, or enter into arrangements with third parties, we will experience delays in product sales and incur increased costs.

In the event that we are successful in bringing any products to market, our revenues may be adversely affected if we fail to obtain acceptable prices or adequate reimbursement for our products from third-party payors.

Our ability to commercialize pharmaceutical products successfully may depend in part on the availability of reimbursement for our products from:

•	government and health administration authorities;

•	private health insurers; and

•	other third party payors, including Medicare.

We cannot predict the availability of reimbursement for newly-approved health care products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are limiting both coverage and the level of reimbursement for new drugs. Third-party insurance coverage may not be available to patients for any of our products.

The continuing efforts of government and third-party payors to contain or reduce the costs of health care may limit our commercial opportunity. If government and other third-party payors do not provide adequate coverage and reimbursement for any prescription product we bring to market, doctors may not prescribe them or patients may ask to have their physicians prescribe competing drugs with more favorable reimbursement. In some foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the United States, we expect that there will continue to be federal and state proposals for similar controls. In addition, we expect that increasing emphasis on managed care in the United States will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we receive for any products in the future. Further, cost control initiatives could impair our ability to commercialize our products and our ability to earn revenues from this commercialization.

We could be forced to pay substantial damage awards if product liability claims that may be brought against us are successful.

The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to liability claims and financial losses resulting from the use or sale of our products. We have obtained limited product liability insurance coverage for our clinical trials of $10 million per occurrence and in the aggregate, subject to a deductible of $50,000 per occurrence and $500,000 per year in the aggregate. However, such insurance may not be adequate to cover any claims made against us. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

We use hazardous chemicals in our business. Potential claims relating to improper handling, storage or disposal of these chemicals could be time consuming and costly.

Our research and development processes involve the controlled use of hazardous chemicals. These hazardous chemicals are reagents and solvents typically found in a chemistry laboratory. Our operations also produce hazardous waste products. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. While we attempt to comply with all environmental laws and regulations, including those relating to the outsourcing of the disposal of all hazardous chemicals and waste products, we cannot eliminate the risk of accidental contamination from or discharge of hazardous materials and any resultant injury. Compliance with environmental laws and regulations may be expensive. Current or future environmental regulations may impair our research, development or production efforts. We might have to pay civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. We are not insured against these environmental risks.

In our collaborations with third parties, they might also work with hazardous materials in connection with our collaborations. We may agree to indemnify our collaborators in some circumstances against damages and other liabilities arising out of development activities or products produced in connection with these collaborations.

If Shire, our collaboration partner on NRP104, or any other collaborative partners we retain, do not satisfy their obligations, we will be unable to develop our partnered product candidates.

Currently, we have entered into a collaborative agreement with Shire relating to the global commercialization of NRP104 for treatment of ADHD and other potential indications. This collaboration includes product development, manufacturing, marketing and sales. We do not have day-to-day control over the activities of Shire with respect to NRP104. In the event we enter into any other collaborative agreements, we may not have day-to-day control over the activities of such collaborative partner with respect to any of these product candidates. Shire or any other collaborative partner may not fulfill its obligations under these agreements. If Shire or any other collaborative partner fails to fulfill its obligations under an agreement with us, we may be unable to assume the development of the products covered by that agreement or enter into alternative arrangements with a third party. In addition, we may encounter delays in the commercialization of the product candidate that is the subject of the agreement. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements will be dependent on the efforts of our collaborative partner. We could also become involved in disputes with Shire or another collaborative partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. In addition, any such dispute could diminish our collaborators’ commitment to us and reduce the resources they devote to developing and commercializing our products. Conflicts or disputes with our collaborators, and competition from them, could harm our relationships with our other collaborators, restrict our ability to enter future collaboration agreements and delay the research, development or commercialization of our product candidates. If any collaborative partner terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, our chances of successfully developing or commercializing these product candidates would be materially and adversely affected. We may not be able to enter into other collaborative agreements with partners on terms favorable to us, or at all. Our inability to enter into collaborative arrangements with collaborative partners, or our failure to maintain such arrangements, would limit the number of product candidates that we could develop and ultimately, decrease our sources of any future revenues.

Certain provisions of Virginia law, and our amended and restated articles of incorporation and amended and restated bylaws could make it more difficult for our shareholders to remove our board of directors and management.

Certain provisions of Virginia law, the state in which we are incorporated, and our amended and restated articles of incorporation and amended and restated bylaws could make it more difficult for our shareholders, should they choose to do so, to remove our board of directors or management. These provisions include:

•	a provision allowing our board of directors to issue preferred stock with rights senior to those of the common stock without any vote or action by the holders of our common stock. The issuance of preferred stock could adversely affect the rights and powers, including voting rights, of the holders of common stock;

•	a provision allowing the removal of directors only for cause;

•	the requirement in our bylaws that shareholders provide advance notice when nominating our directors or submitting other shareholder proposals; and

•	the inability of shareholders to convene a shareholders’ meeting without the chairman of the board, the chief executive officer or a majority of the board of directors first calling the meeting.

Information Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements. All statements, other than statements of historical facts, included in this annual report on Form 10-K regarding our strategy, future operations, future financial position, future revenues, future costs, prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the ability to execute successfully the collaboration with Shire within a reasonable timeframe or at all;

•	the progress of our product development programs;

•	the status of our preclinical and clinical development of potential drugs;

•	the likely success of our drug products in clinical trials and the regulatory approval process, particularly whether and under what circumstances any of our drug products will be approved by the FDA;

•	our estimates for future revenues and profitability;

•	our estimates regarding our capital requirements and our needs for additional financing;

•	the likely scheduling and labeling of product candidates;

•	our ability to attract partners with acceptable development, regulatory and commercialization expertise;

•	the likelihood of regulatory approval under Section 505(b)(2) under the Federal Food, Drug and Cosmetic Act;

•	the ability to develop a protocol with NIDA for studying potential indications of potential drugs;

•	the ability to develop, manufacture, launch and market any of our drug candidates;

•	our ability to develop safer and improved versions of widely-prescribed drugs using our Carrierwave technology;

•	the expected benefits of our Carrierwave technology such as abuse resistance and decreased toxicity; and

•	our ability to obtain favorable patent claims.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in this annual report on Form 10-K in greater detail under the heading “Risk Factors Related to Our Business.” In addition, these forward-looking statements represent our estimates and assumptions only as of the date of this annual report on Form 10-K.

You should read this annual report on Form 10-K and the documents that we reference in this annual report and have filed previously as exhibits to earlier filings with the SEC, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Available Information and Corporate Governance Documents.

Our Internet website address is: www.nrpharma.com. We make available free of charge through our website our annual report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of our Audit, Compensation and Nominating and Governance Committees are available on our website and are available in print, without charge, to any shareholder upon written request by writing our Secretary at 1881 Grove Avenue, Radford, Virginia 24141. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

ITEM 2. PROPERTIES

We lease our headquarters in Radford, Virginia from Third Security for approximately $78,000 annually for approximately 3,993 square feet, which we believe is market rate for this space. This lease expires on August 9, 2006. We anticipate renewing this lease for successive one year periods on terms similar to the terms currently in effect.

Our research and development operations are located in approximately 7,457 square feet of leased laboratory facilities at the Virginia Tech Corporate Research Center in Blacksburg, Virginia at an annual cost of approximately $129,000. Our location in the Virginia Tech Corporate Research Center is not to be construed as an endorsement by Virginia Tech Corporate Research Center, Inc. or Virginia Polytechnic Institute and State University, their affiliates, agents or employees, of our company or our activities. This lease expires on July 31, 2005. We anticipate renewing this lease for successive one year periods on terms similar to the terms currently in effect.

In addition to our laboratory facilities, we sublease approximately 508 square feet at a veterinary research facility, also in Blacksburg, Virginia, where we conduct our preclinical rat and mice studies, at an annual cost of approximately $16,000. This lease expires June 19, 2005. We anticipate renewing this lease for successive six month periods on terms similar to the terms currently in effect.

ITEM 3. LEGAL PROCEEDINGS

We are not presently involved in any legal proceedings that, in our opinion, could have a material adverse effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our shareholders during the quarter ended January 2, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 5, 2004, we sold 4,200,000 shares of our common stock as part of our initial public offering. Our common stock is quoted on The Nasdaq National Market under the symbol “NRPH.” As of March 29, 2005, there were approximately 29 shareholders of record of our common stock. The following table sets forth the high and low bid quotations of our common stock for the period indicated.

	High	Low
Period from August 5, 2004 – September 26, 2004	$9.20	$5.75
Quarter ended January 2, 2005	$18.00	$9.12

We have never declared or paid dividends on our common stock. We anticipate that we will retain all earnings, if any, to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination as to the payment of dividends will be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors deems relevant.

The aggregate price of the offering amount registered for sale in our initial public offering was $33.6 million. In connection with the offering, we paid approximately $2.4 million in underwriting discounts and commissions to the underwriters and incurred an estimated $1.2 million in other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and estimated offering expenses, we received net proceeds from the offering of approximately $30 million.

From August 5, 2004, the effective date of our Registration Statement on Form S-1 (File No. 333-115207) to January 2, 2005, in accordance with the disclosure set forth in the prospectus related to our initial public offering, we have used approximately $6.9 million of the net offering proceeds from our initial public offering, as follows:

Funding for further development of NRP104	$3,912,000
Funding for further research and development of NRP290	255,000
Working capital and general corporate purposes	2,724,000

Total	$6,891,000

We intend to use the remaining proceeds of the offering in accordance with the disclosure set forth in the prospectus related to our initial public offering, except that based upon further discussions with the FDA we have agreed to conduct additional studies in support of the NDA filing for NRP104, the cost of which we estimate to be approximately $5.5 million. As a result of these discussions, we also may be required to do additional studies with respect to further development of NRP290 and NRP369, which would result in additional cost. Pending application of the remaining proceeds, we have invested the proceeds in short-term, investment-grade, interest-bearing securities.

ITEM 6. SELECTED FINANCIAL DATA

We have derived the following statements of operations data for each of the three fiscal years ended January 2, 2005, December 28, 2003, and December 29, 2002 and the balance sheet data at January 2, 2005 and December 28, 2003 from the consolidated financial statements of New River Pharmaceuticals Inc. and Subsidiaries, which consolidated financial statements and the report thereon we include elsewhere in this annual report on Form 10-K. We have derived our statements of operations data for the fiscal years ended December 30, 2001 and December 31, 2000 and the balance sheet data at December 29, 2002, December 30, 2001 and December 31, 2000 from our audited consolidated financial statements that we do not include in this annual report on Form 10-K. You should read the selected consolidated financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K.

	January 2, 2005	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000
	(in thousands, except share and per share data)
Statements of operations data (1)(3):
Sales, net	$—	$—	$177	$241	$1,957
Operating costs and expenses:
Cost of goods sold	—	—	51	105	238
Net sales returns of drug unavailable for sale	—	—	—	641	—
Selling, general and administrative	5,933	1,529	1,940	4,284	2,087
Research and development	10,235	3,139	2,683	3,909	2,211
Depreciation and amortization of property and equipment	119	140	175	163	71
Amortization of intangible assets	—	—	39	39	166
Writeoff of intangible asset	—	—	—	—	1,355

Total operating expenses	16,287	4,808	4,888	9,141	6,128

Operating loss	(16,287)	(4,808)	(4,711)	(8,900)	(4,171)
Other income (expense):
Gain on settlement	1,764	—	—	—	—
Loss on disposal of property and equipment	(19)	—	(89)	—	—
Interest expense	(11)	(13)	(59)	(132)	(110)
Interest income	218	4	30	102	153

Total other income (expense), net	1,952	(9)	(118)	(30)	43

Loss from operations before income taxes	(14,335)	(4,817)	(4,829)	(8,930)	(4,128)
Income tax expense	—	—	—	—	1,106

Net loss	$(14,335)	$(4,817)	$(4,829)	$(8,930)	$(5,234)

Net loss per share (basic and diluted)	$(.97)	$(.41)	$(.45)	$(1.12)	$(.68)

Weighted average number of common shares outstanding (basic and diluted)	14,847,371	11,842,813	10,689,911	7,980,597	7,646,598 (2)

(1)	All of our sales, net recognized in the fiscal year ended December 29, 2002, December 30, 2001, and December 31, 2000 were from sales of drugs, which were transferred to an affiliated party at the end of 2002.
(2)	As adjusted for a 1,000-for-1 stock split effective January 10, 2001.
(3)	As adjusted to give effect to a one-for-two reverse stock split effective as of August 3, 2004.

	As of
	January 2, 2005	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000
	(in thousands)
Balance sheet data:
Cash and cash equivalents	$4,019	$264	$614	$3,088	$2,749
Short-term investments	21,175	—	—	—	—
Working capital (deficit)	21,124	(1,422)	(294)	916	2,992
Total assets	25,770	636	1,019	4,187	4,908
Long-term debt	—	—	—	5,271	543
Total shareholders’ equity (deficit)	21,385	(1,139)	90	(3,418)	3,121

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this annual report on Form 10-K. This discussion may contain forward-looking statements that involve risks and uncertainties. As a result of many factors, including those set forth under “Risk Factors Related to Our Business” and elsewhere in this annual report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements. See “Information Regarding Forward-Looking Statements.”

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

We are currently devoting our efforts to the development of our three lead product candidates. NRP104, our most advanced product candidate, is a conditionally bioreversible derivative (CBD) of amphetamine and is currently in Phase 3 trials. We anticipate filing a new drug application (NDA) on NRP104 by the end of 2005. NRP290, our second product candidate, is a CBD of hydrocodone, an opioid widely used to treat acute pain. We are currently conducting preclinical animal studies on NRP290. We anticipate filing an investigational new drug (IND) for NRP290 by the second quarter of 2005. NRP369 is our third pipeline program. This program is focused on developing a CBD of oxycodone, an opioid widely used to treat chronic pain. We are currently evaluating several CBDs of oxycodone and anticipate filing an IND on NRP369 by the fourth quarter of 2005.

On January 31, 2005, we entered into a collaboration agreement with Shire Pharmaceuticals Group plc (Shire) relating to the global commercialization of NRP104 for treatment of ADHD and other potential indications. On March 31, 2005, we split this agreement into two agreements by entering into a United States Collaboration Agreement and ROW Territory License Agreement to replace the initial collaboration agreement. The collaboration includes product development, manufacturing, marketing and sales. Under the terms of the collaboration, Shire paid us $50 million on February 11, 2005 and will pay us an additional $50 million on acceptance of the NDA filing by the FDA. We could be required to refund Shire up to a total of $50 million in the event that regulatory approval is not obtained by certain dates. Shire may also pay up to $300 million in milestone payments depending on the characteristics of the FDA approved product labeling. An additional $100 million will be payable upon achieving a defined sales target. The maximum amount of upfront and milestone payments under the terms of the collaboration is $505 million.

The collaboration will be managed by committees that will have equal representation of Shire and us, although ultimate responsibility for approval is allocated to one party or the other in certain areas. We, at our own expense, will bear primary responsibility for development and regulatory approval of the product in the U.S for ADHD, and Shire will bear primary responsibility for development and regulatory approval in other countries, and in certain cases will share those expenses with us. Shire will have primary responsibility for commercialization in all countries, and we will have certain co-promotion rights in the U.S.

We and Shire will divide the operating profit in the U.S. when and if the product is approved by the FDA, in accordance with the following general principles: Shire will retain 75% of the profits for the first two years following launch and the parties will share the profits equally thereafter. Shire will pay us a royalty on net sales in the rest of the world.

Our agreements with Shire provide for certain termination rights. Shire may for instance terminate the agreements at any time prior to receiving regulatory approval in the U.S, or within 30 days of receiving the first such regulatory approval. In the latter case, Shire may under some circumstances be entitled to a termination fee of $50 million, which would be in addition to any other refund that may have been received as noted above. In addition, each party may terminate in the event of an uncured, defined material breach by the other party, entitling the non-breaching party the right to purchase the interests of the breaching party. Subject to certain conditions, either party is entitled to terminate in the event that governmental action restricts or prohibits the transactions contemplated by the Agreement under the laws of the U.S. or European Union.

Throughout our history, we have incurred significant losses. We anticipate incurring additional losses, which may increase, for our fiscal year ending January 1, 2006. We have not been and may never become profitable. As of January 2, 2005, we had an accumulated deficit of approximately $40 million.

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

Prior to 2003, the majority of our external development costs were incurred in connection with the development of our Carrierwave technology and our earlier related iodothyronine technology. Accordingly, prior to 2003 we made no efforts to separate costs associated with the development of our iodothyronine technology from the development of our Carrierwave technology. Subsequently, we began applying the Carrierwave technology to our three lead product candidates. The following table summarizes, from inception and for each of the past three fiscal years, the total external development costs associated with (i) our Carrierwave technology and our earlier related iodothyronine technology, all of which costs are included in the Carrierwave line item in the table below, and (ii) each of our current lead product candidates.

	Fiscal years ended			Inception to January 2, 2005
	December 29, 2002	December 28, 2003	January 2, 2005
	(in thousands)
NRP104	$—	$669	$7,064	$7,733
NRP290	—	104	690	794
NRP369	—	—	153	153
Carrierwave	762	584	—	5,488

Total	$762	$1,357	$7,907	$14,168

We expect that the majority of our research and development expenses in the future will be incurred in support of our current and future preclinical and clinical development programs rather than technology development. These expenditures are subject to numerous uncertainties relating to timing and cost to completion. We test compounds in numerous preclinical studies for safety, toxicology and efficacy. We expect then to conduct early-stage clinical trials for each drug candidate. We anticipate funding these trials ourselves. As we obtain results from trials, we may elect to discontinue or delay clinical trials for certain products in order to focus our resources on more promising products. Completion of clinical trials may take several years or more, and the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate.

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

Interest Income (Expense). Interest income consists of interest earned on cash and cash equivalents and short-term investments. Interest expense consists of interest on long-term debt and capital lease obligations. We currently have no long-term debt or capital lease obligations.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible.

Because we disposed of certain drugs and eliminated the related promotion and distribution of such drugs at the end of 2002, our results of operations for the year ended December 28, 2003 are not comparable to the results of operations for the year ended December 29, 2002. In our discussion of the results of operations for the fiscal year ended December 28, 2003 compared to the results of operations for the fiscal year ended December 29, 2002, we identify the impact of disposing of such drugs and eliminating the related promotion and distribution when it is material to the changes being discussed.

Fiscal Year Ended January 2, 2005 Compared to Fiscal Year Ended December 28, 2003

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4,404,000, or 288%, to $5,933,000 for the fiscal year ended January 2, 2005 from $1,529,000 for the fiscal year ended December 28, 2003. This increase is primarily due to an increase in stock-based compensation expense of $1,328,000, an up-front fee of $200,000 paid to Innovative Technologies, Inc. (Innovative Technologies), costs recognized for services provided by an affiliate, Third Security, of $576,000, an increase in personnel and benefit costs of approximately $1,504,000 and other various administrative expenses associated with being a public company. The expenses recorded for stock-based compensation were $1,386,000 and $58,000 for the fiscal years ended January 2, 2005 and December 28, 2003, respectively, and were based on the excess of the estimated fair value of options and shares issued over the sale price of such shares. The up-front fee of $200,000 was paid to Innovative Technologies on July 1, 2004 in accordance with the terms of an agreement (the Agreement) entered into on June 30, 2004 that effectively amended our obligation in its entirety under previous existing agreements with Innovative Technologies. The previous agreements were executed in connection with our acquisition of certain of our intellectual property from Innovative Technologies in prior years. The Agreement also provides for a 1% royalty on net sales (as defined in the Agreement) for a period of 10 years for up to a total of $1 million.

Consistent with prior periods, Third Security provided support in the finance, accounting, taxation, legal, market research, information technology and human resources functions at no charge to us through August 10, 2004. Through December 28, 2003, no charge was recorded for the estimated cost of these services. However, due to the increased assistance that Third Security provided in connection with the initial public offering of our common stock that was completed on August 10, 2004, we recorded expenses of $576,000 for these costs and recognized a capital contribution in the same amount. We estimated these costs based on information provided by Third Security that included actual compensation and estimated time incurred by individuals performing such services. We believe that it is not practicable to estimate the cost for these services that we would have incurred if we had operated as an unaffiliated entity through August 10, 2004 for fiscal year 2004 and for the fiscal year ended December 28, 2003. Upon the completion of the initial public offering of our common stock on August 10, 2004, Third Security ceased to provide these services at no charge to us. At such time we added executive and additional financial staff that allowed us to become self-sufficient except for certain administrative services that Third Security will continue to provide for a fee under the terms of an administrative services agreement. The addition of the administrative and executive staff accounted for most of the $1,504,000 increase in personnel and benefits costs.

Research and Development Expenses. Research and development expenses increased $7,096,000, or 226%, to $10,235,000 for the fiscal year ended January 2, 2005, from $3,139,000 for the fiscal year ended December 28, 2003. An increase in external development costs of $6,550,000 accounted for most of this increase. Most of the increase in external development costs was related to toxicity studies, pharmacokinetic studies, a c-GMP production campaign for NDA registration batches, Phase 3 clinical studies for our NRP104 compound and process development and optimization costs for our NRP290 compound.

The following table shows the aggregate changes in our research and development expenses.

	Fiscal Year Ended
Research and development expenses	December 28, 2003	January 2, 2005
	(in thousands)
Direct project costs:
Personnel, benefits and related costs	$1,235	$1,525
Consultants, supplies, materials and other direct costs	480	598
External development costs	1,357	7,907

Total direct costs	3,072	10,030
Indirect costs	67	205

Total	$3,139	$10,235

Gain on Settlement. Gain on settlement for the fiscal year ended January 2, 2005 represents a gain on settlement of litigation of $1,764,000 (see Note 10 in the Notes to Consolidated Financial Statements).

Interest Income. Interest income increased $215,000 to $219,000 for the fiscal year ended January 2, 2005 from $4,000 for the fiscal year ended December 28, 2003. This increase is due to interest earned on the net proceeds received from our initial public offering, which was completed on August 10, 2004.

Fiscal Year Ended December 28, 2003 Compared to Fiscal Year Ended December 29, 2002

Revenues and Cost of Goods Sold. All of our sales and cost of goods sold recognized in 2002 were from sales of drugs that were transferred to an affiliate, Harvest, at the end of fiscal 2002. We had no revenues or cost of goods sold in 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $411,000, or 21.2%, to $1,529,000 for the fiscal year ended December 28, 2003 from $1,940,000 for the fiscal year ended December 29, 2002. Outside professional legal expenses for the fiscal year ended December 28, 2003 increased by $718,000 primarily due to a lawsuit that has since been settled in our favor. This increase was offset by decreases in payroll and related fringe benefits costs of $537,000 for the fiscal year ended December 28, 2003 and the elimination of costs associated with drug promotion and distribution for the drugs we transferred to Harvest, which totaled $418,000 for the fiscal year ended December 29, 2002. The decrease in payroll and related fringe benefits costs was due to the temporary elimination at the end of October 2002 of the Chief Financial Officer as a compensated position and the elimination of accounting staff in order to focus more of our financial resources on research and development activities. Essential functions previously performed by the Chief Financial Officer and accounting staff were subsequently performed by an affiliate, Third Security, at no charge to us. Based on information provided by Third Security that included actual compensation and estimated time incurred by individuals performing such services, we estimate that the cost of these and other administrative services provided by Third Security to have been approximately $134,000 for the fiscal year ended December 29, 2002 and $176,000 for the fiscal year ended December 28, 2003. We believe that it is not practicable to estimate the cost for these services that we would have incurred if we had operated as an unaffiliated entity for fiscal years 2002 and 2003. The elimination of costs associated with drug promotion and distribution consisted primarily of personnel costs and related fringe benefits and insurance costs. Although not as significant as the decrease in payroll and fringe benefits costs, the remaining decreases for the fiscal year ended December 28, 2003 are also reflective of our decision to focus most of the our financial resources on research and development activities and to minimize other activities as much as possible.

Research and Development Expenses. Research and development expenses increased $456,000, or 17.0%, to $3,139,000 for the fiscal year ended December 28, 2003 from $2,683,000 for the fiscal year ended December 29, 2002. An increase in external development costs of $595,000 primarily accounted for this net increase. Most of this increase was related to toxicity studies and active pharmaceutical ingredient manufacturing costs for our NRP104 compound. During 2002, our primary efforts were on internal research, the focus of which was to identify our lead compounds. During 2003, that process was concluded and external development work increased for our NRP104 and NRP290 compounds, thus accounting for the increase in such costs.

The following table shows the aggregate changes in our research and development expenses.

	Fiscal Year Ended
Research and development expenses	December 29, 2002	December 28, 2003
	(in thousands)
Direct project costs:
Personnel, benefits and related costs	$1,201	$1,235
Consultants, supplies, materials and other direct costs	644	480
External development costs	762	1,357

Total direct costs	2,607	3,072
Indirect costs	75	67

Total	$2,683	$3,139

Loss on Sale of Property and Equipment. In 2002, we sold the furniture and equipment located in our former Bedminster, New Jersey administrative office at a loss of $89,000. It was our intention that this office serve as our corporate headquarters when we entered the lease in February 2001. We terminated this lease in February 2002. This office was closed in order to devote more of our financial resources to research and development activities.

Liquidity and Capital Resources

Our operations from 2001 through January 2, 2005, have been funded primarily from proceeds of approximately $17.3 million raised from various private placements of our common stock prior to the initial public offering of our common stock and from $33.6 million of gross proceeds from the initial public offering of our common stock on August 10, 2004 as follows:

Fiscal year	Number of Shares(1)		Price per Shares(1)	Amount
2001	150,000		$6.66	$1,000,000
2002	1,122,500		2.50	2,806,250
2002	2,038,860	(2)	2.50	5,097,151
2003	1,411,600		2.50	3,529,000
2004	970,000		5.00	4,850,000
2004—Initial public offering	4,200,000		8.00	33,600,000

	9,892,960			$50,882,401

(1)	As adjusted for a one-for-two reverse stock split effective as of August 3, 2004.
(2)	Represents shares issued upon the conversion of a convertible promissory note by RJK, L.L.C., an entity controlled by Mr. Kirk, our Chairman, President and Chief Executive Officer, in the original amount of $5,000,000 plus accrued interest of $97,151. We received the $5,000,000 of proceeds from the note issuance in August 2001.

On August 10, 2004 we completed the initial public offering of our common stock whereby we sold 4,200,000 shares at a price of $8.00 per share, resulting in gross proceeds of $33.6 million. In connection with this offering, we paid approximately $2.4 million in underwriting discounts and commissions and incurred estimated other offering expenses of approximately $1.2 million. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $30 million.

At January 2, 2005, we had cash and cash equivalents of $4,019,000 compared to $264,000 at December 28, 2003. Our cash and cash equivalents are highly liquid investments in money market funds. We maintain cash balances with financial institutions in excess of insured limits. We also maintain short-term investments in auction rate municipal bonds. We record these short-term investments at cost, which approximates fair market value due to their variable interest rates, which typically reset every 28 to 35 days, and, the fact that, despite the long-term nature of their stated contractual maturities, we have the ability to readily liquidate these securities. We do not anticipate any losses with respect to such cash and short-term investment balances.

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

Cash used in operations was $4,045,000 for the fiscal year ended December 28, 2003 and $9,501,000 for the fiscal year ended January 2, 2005. An increase in operating expenses of approximately $9,576,000 exclusive of increases in non-cash expenses of $1,328,000 for stock-based compensation and $576,000 for services contributed by an affiliate, was the primary reason for this increase. This was offset by $1,300,000 received from the settlement of litigation in our favor. The remainder of the net change in cash used in operations is primarily the result of changes in accounts payable and accrued liabilities between the fiscal year ended January 2, 2005 and the fiscal year ended December 28, 2003 as compared to such changes occurring between the fiscal year ended December 28, 2003 and the fiscal year ended December 29, 2002. Cash used in investing activities was $21,291,000 for the fiscal year ended January 2, 2005 and was the result of investing the proceeds from the initial public offering of our common stock. Cash provided by financing activities was $3,733,000 for the fiscal year ended December 28, 2003 and $34,547,000 for the fiscal year ended January 2, 2005. Net proceeds from issuances of common stock for the fiscal year ended December 28, 2003 were $3,529,000 and $34,897,000 for the fiscal year ended January 2, 2005, which included approximately $30 million of net proceeds from the initial public offering of our common stock. Proceeds from a short-term demand note from Kirkfield were $350,000 for the fiscal year ended December 28, 2003. This note was repaid during the fiscal year ended January 2, 2005. We received an additional $1,450,000 in short-term demand loans from Kirkfield during the fiscal year ended January 2, 2005. All such notes were also repaid during this same period. On February 11, 2005 we received a $50 million upfront payment under our collaboration agreements with Shire.

The following table summarizes our contractual obligations at January 2, 2005 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	2005	Thereafter
	(in thousands)
Operating lease obligations	$224	$178	$46
Research and development contracts	10,482	10,482	—

Total contractual cash obligations	$10,706	$10,660	$46

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

As of January 2, 2005, we do not have any short-term debt, long-term contractual or debt obligations. Our operating leases are for our research and development facilities and our administrative offices. We renewed the research and development facility lease, including additional space of 2,358 square feet, in August 2004 for one year at a monthly rental of approximately $11,000. We may renew this lease for successive one-year periods thereafter. Upon completion of the initial public offering of our common stock on August 10, 2004, we entered into an operating lease agreement with Third Security for offices occupied by certain of our executive and administrative staff. The lease is for 24 months with a current monthly rental of approximately $6,500. We may renew this lease for three successive one-year periods thereafter. We also have in-progress research and development contracts performed by third parties. As of January 2, 2005, we had commitments, which consist primarily of external development work, with third parties totaling approximately $12,582,000, of which approximately $10,482,000 had not yet been incurred. The commitments are cancelable by us at any time upon written notice.

We expect to incur losses from operations for fiscal year 2005. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials and personnel. We expect that our general and administrative expenses will continue to increase in the future as we continue to expand our business development, legal and accounting staff, add infrastructure and incur additional costs related to being a public company, including directors’ and officers’ insurance, investor relations programs and increased professional fees. In addition, certain services that were provided to us by Third Security at no charge are now charged to us under the terms of an administrative services agreement that became effective upon the completion of our initial public offering on August 10, 2004. Under the terms of this agreement, Third Security provides support for certain functions, such as taxation, legal and market research, as well as provides other miscellaneous services that we may need from time to time.

Our future capital requirements will depend on a number of factors, including the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates. We believe our existing cash and cash equivalents and the amounts received under the agreements with Shire will be sufficient to fund our operating expenses and capital equipment requirements for at least the next 24 months.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to investors.

Effects of Inflation

Our only liquid assets are cash and cash equivalents and short-term investments. Because of their liquidity, these assets should not be significantly affected by inflation. We also believe that we have intangible assets in the value of our intellectual property. In accordance with U.S. generally accepted accounting principles, we have not capitalized the value of this intellectual property on our consolidated balance sheet. Due to the nature of this intellectual property, we believe that these intangible assets should not be significantly affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Cost, an Amendment of ARB No. 43, Chapter 4”, (SFAS 151). SFAS 151 amends Accounting Research Bulletin No. 43, “Inventory Pricing”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a significant impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-based Payment”, (SFAS 123(R)) which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) will require us to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the vesting period of the award. We are required to adopt the provisions of SFAS 123(R) effective as of the beginning of the first interim period that begins after June 15, 2005. We are currently evaluating the impact that adopting SFAS 123(R) will have on our future financial statements and anticipate that it will negatively impact our earnings.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29”(SFAS 153). SFAS 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate certain exceptions to the principle that exchanges of non-monetary assets be measured based on the value of the assets exchanged. Under SFAS 153 only exchanges that do not have commercial substance meet the exception for fair value measurement. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We do not expect the adoption of SFAS 153 to have a significant impact on our financial condition or results of operations.

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

Our strategy includes entering into collaborative agreements with strategic partners for the development and commercialization of its product candidates. Such collaboration agreements may have multiple deliverables. We evaluate multiple deliverable arrangements pursuant to EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Pursuant to EITF 00-21, in arrangements with multiple deliverables where the we have continuing performance obligations, contract, milestone and license fees are recognized together with any up-front payments over the term of the arrangement as performance obligations are completed, unless the deliverable has stand alone value and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized. Additionally, pursuant to the guidance of Securities and Exchange Commission Staff Accounting Bulletin 104 (“SAB 104”), unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected term of the arrangements. Cash received in advance of revenue recognition is recorded as deferred revenue.

Accrued Expenses. As part of the process of preparing consolidated financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our consolidated financial statements. Examples of estimated accrued expenses include professional service fees, such as fees of lawyers and contract service fees. In connection with such service fees, our estimates are most affected by our understanding of the status and timing of services provided relative to the actual levels of services incurred by such service providers. The majority of our service providers invoice us monthly in arrears for services performed. In the event that we do not identify certain costs that have begun to be incurred or we under- or over-estimated the level of services performed or the costs of such services, our reported expenses for such period would be too low or too high. The date on which certain services commence, the level of services performed on or before a given date and the cost of such services are often subject to management’s judgment. We make these judgments based upon the facts and circumstances known to us in accordance with U.S. generally accepted accounting principles.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). SFAS No. 123(R) requires companies to expense the grant-date fair value of employee stock options. SFAS No. 123(R) is effective for interim periods beginning after June 15, 2005, however, early adoption is encouraged. We have not yet adopted this standard and are currently evaluating the expected impact of adoption on our consolidated financial position, results of operations and cash flows, including the specific transition method to be utilized upon adoption. We anticipate that the adoption of SFAS No. 123(R) will negatively impact our earnings.

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

We have not recorded any tax provision or benefit for the years ended January 2, 2005, December 28, 2003 or December 29, 2002. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carryforwards cannot be sufficiently assured. At January 2, 2005, we had federal net operating loss carry forwards of approximately $33.5 million available to reduce future taxable income, which will begin to expire in 2019.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to our cash and cash equivalents that have maturities of less than three months and our short-term investments in auction rate municipal bonds. We record our investment in auction rate municipal bonds at cost, which approximates fair market value due to their variable interest rates, which typically reset every 28 to 35 days, and, the fact that, despite the long-term nature of their stated contractual maturities, the Company has the ability to readily liquidate these securities. We currently do not hedge interest rate exposure. We have not used derivative financial instruments. Because of the short-term maturities of our cash and cash equivalents and the reset terms of our investments in auction rate municipal bonds, we do not believe that an increase in market rates would have any significant impact on their realized value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is set forth on pages F-1 to F-19 and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (Exchange Act), we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act as of January 2, 2005. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of January 2, 2005, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended January 2, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On March 29, 2005, our Compensation Committee reserved a total of 1,598,670 SARs for grant to our named executive officers under our Incentive Compensation Plan. The Compensation Committee granted 40% of these SARs to our named executive officers on March 29, 2005 as follows:

Executive Officer	Number of SARs
Randal J. Kirk	319,500
Krish S. Krishnan	191,700
Suma M. Krishnan	127,800

These SARs vest on the third anniversary of the date of grant. The SARs granted to Mr. Kirk are payable in cash while the SARs granted to Mr. Krishnan and Ms. Krishnan are payable 50% in restricted stock and 50% in cash. The exercise price for these SARs is $24.00, the closing price of our common stock on the date of grant. It is the intention of the Compensation Committee to award an aggregate of 479,835 SARs to the named executive officers in each of 2006 and 2007. These SARs also will have three-year vesting periods, but the value attributable to these SARs will be determined on March 29, 2008, the third anniversary of the initial grant. Upon vesting, the SARs will not be exercisable for two additional years, during which time the Board of Directors will determine whether we are in a position to make the payments under the SARs without adverse impact. In the event that the Board makes the determination that such payment will have an adverse impact on us, the Board will defer the payment until such time as we have an ability to make the payment. The vesting of these SARs will accelerate in the event of the change in control of New River.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information presented under the captions “New River’s Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Matters—Code of Conduct” of the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”) is incorporated herein by reference. We intend to file the 2005 Proxy Statement with the SEC in April 2005.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees (including our Chairman of the Board, President and Chief Executive Officer and our Chief Operating Officer, Chief Financial Officer and Secretary) and have posted the Code of Business Conduct and Ethics on our website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of our Code of Business Conduct and Ethics applicable to our Chairman of the Board, President and Chief Executive Officer and our Chief Operating Officer, Chief Financial Officer and Secretary by posting this information on our website. Our Internet website address is www.nrpharma.com. The information on our website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information presented under the caption “Director and Executive Officer Compensation” of the 2005 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   AND RELATED STOCKHOLDER MATTERS

The information presented under the captions “Stock Ownership” and “Equity Compensation Plan Information” of the 2005 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information presented under the caption “Certain Relationships and Related Transactions” of the 2005 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information presented under the caption “Audit Fees” included in the 2005 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1.	FINANCIAL STATEMENTS. The following consolidated financial statements of the Company are set forth herein, beginning on page F-1:

(i)	Report of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets at January 2, 2005 and December 28, 2003.

(iii)	Consolidated Statements of Operations for the fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002.

(iv)	Consolidated Statements of Stockholders’ Equity (Deficit) for the fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002.

(v)	Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002.

(vi)	Notes to Consolidated Financial Statements.

2.	FINANCIAL STATEMENT SCHEDULES.

None required.

3.	EXHIBITS.

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index.

SIGN ATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April, 2005.

NEW RIVER PHARMACEUTICALS INC. a Virginia corporation (Registrant)

By:	/S/ RANDAL J. KIRK
Randal J. Kirk Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of April, 2005.

Signature	Title

/s/ RANDAL J. KIRK Randal J. Kirk	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ KRISH S. KRISHNAN Krish S. Krishnan	Chief Operating Officer, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)

/S/ CESAR L. ALVAREZ Cesar L. Alvarez	Director

/S/ DAVID S. BARLOW David S. Barlow	Director

/S/ LARRY D. HORNER Larry D. Horner	Director

/S/ BURTON E. SOBEL Burton E. Sobel, M.D.	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

New River Pharmaceuticals Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of New River Pharmaceuticals Inc. and Subsidiaries as of January 2, 2005 and December 28, 2003, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New River Pharmaceuticals Inc. and Subsidiaries as of January 2, 2005 and December 28, 2003, and the results of their operations and their cash flows for each of the fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Roanoke, Virginia

March 4, 2005, except as to note 13,

which is as of March 23, 2005

NEW RIVER PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

January 2, 2005 and December 28, 2003

Assets	2004	2003
Current assets:
Cash and cash equivalents	$4,018,556	264,393
Short-term investments	21,174,747	—
Due from affiliates	—	88,381
Prepaid expenses	315,644	—

Total current assets	25,508,947	352,774

Property and equipment:
Leasehold improvements	76,860	71,009
Machinery and equipment	686,895	755,992

	763,755	827,001
Less accumulated depreciation and amortization	502,890	544,109

Property and equipment, net	260,865	282,892

Total assets	$25,769,812	635,666

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Note payable to shareholder	$—	350,000
Accounts payable	701,175	467,742
Unpaid and accrued research and development expenses	2,100,421	907,505
Accrued compensation	1,506,413	36,773
Due to affiliates	76,920	12,683

Total current liabilities	4,384,929	1,774,703

Shareholders’ equity (deficit):
Preferred stock, par value $0.001 per share. Authorized 25,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.001 per share. Authorized 150,000,000 shares; issued and outstanding 17,774,554 shares in 2004 and 12,592,888 shares in 2003	17,775	12,593
Additional paid-in capital	61,346,030	24,492,382
Accumulated deficit	(39,978,922)	(25,644,012)

Total shareholders’ equity (deficit)	21,384,883	(1,139,037)
Commitments and contingencies

Total liabilities and shareholders’ equity (deficit)	$25,769,812	635,666

See accompanying notes to consolidated financial statements.

NEW RIVER PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal years ended January 2, 2005, December 28, 2003, and December 29, 2002

	2004	2003	2002
Sales, net	$—	—	177,071
Operating costs and expenses:
Cost of goods sold	—	—	51,491
Selling, general, and administrative	5,932,839	1,528,872	1,940,162
Research and development	10,235,111	3,138,655	2,683,011
Depreciation and amortization of property and equipment	119,450	140,278	174,984
Amortization of intangible assets	—	—	39,017

Total operating expenses	16,287,400	4,807,805	4,888,665

Operating loss	(16,287,400)	(4,807,805)	(4,711,594)
Other income (expense):
Gain on settlement	1,764,043	—	—
Loss on disposal of property and equipment	(18,776)	—	(89,374)
Interest expense	(11,422)	(12,804)	(58,537)
Interest income	218,645	4,184	29,610

Total other income (expense), net	1,952,490	(8,620)	(118,301)

Net loss	$(14,334,910)	(4,816,425)	(4,829,895)

Net loss per share:
Basic and diluted	$(0.97)	(0.41)	(0.45)

See accompanying notes to consolidated financial statements.

NEW RIVER PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

Fiscal years ended January 2, 2005, December 28, 2003, and December 29, 2002

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Dollars
Balances at December 30, 2001	8,019,928	$8,020	$12,571,885	$(15,997,692)	$(3,417,787)
Issuance of common stock ($2.50 per share)	1,122,500	1,122	2,805,128	—	2,806,250
Conversion of long-term debt and accrued interest to common stock ($2.50 per share)	2,038,860	2,039	5,095,112	—	5,097,151
Contribution from shareholders	—	—	434,551	—	434,551
Net loss	—	—	—	(4,829,895)	(4,829,895)

Balances at December 29, 2002	11,181,288	11,181	20,906,676	(20,827,587)	90,270
Issuance of common stock ($2.50 per share)	1,411,600	1,412	3,527,588	—	3,529,000
Stock-based compensation	—	—	58,118	—	58,118
Net loss	—	—	—	(4,816,425)	(4,816,425)

Balances at December 28, 2003	12,592,888	12,593	24,492,382	(25,644,012)	(1,139,037)
Issuance of common stock—prior to initial public offering ($5.00 per share)	970,000	970	4,849,030	—	4,850,000
Stock-based compensation	—	—	1,386,000	—	1,386,000
Contribution of services by related party	—	—	576,229	—	576,229
Initial public offering ($8.00 per share), net of issuance costs	4,200,000	4,200	29,973,236	—	29,977,436
Exercise of stock options	11,666	12	69,153	—	69,165
Net loss	—	—	—	(14,334,910)	(14,334,910)

Balances at January 2, 2005	17,774,554	$17,775	$61,346,030	$(39,978,922)	$21,384,883

See accompanying notes to consolidated financial statements.

NEW RIVER PHARMACEUTICALS INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Fiscal years ended January 2, 2005, December 28, 2003, and December 29, 2002

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(14,334,910)	(4,816,425)	(4,829,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	119,450	140,278	174,984
Amortization of intangible assets	—	—	39,017
Loss on disposal of property and equipment	18,776	—	89,374
Stock-based compensation	1,386,000	58,118	—
Contribution of services by related party	576,229	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	—	—	(4,857)
Due from affiliates, net	88,381	(73,531)	(9,291)
Inventories	—	—	(75,331)
Income taxes refundable	—	3,376	1,019
Prepaid expenses	(315,644)	1,918	1,167
Other current assets	—	—	4,059
Accounts payable	233,433	218,696	(756,503)
Unpaid and accrued research and development expenses and other accrued expenses	1,192,916	432,212	475,293
Accrued compensation	1,469,640	(10,110)	4,950
Due to affiliates	64,237	952	—

Net cash used in operating activities	(9,501,492)	(4,044,516)	(4,886,014)

Cash flows from investing activities:
Proceeds from sale of short-term investments	6,000,000	—	—
Purchases of short-term investments	(27,174,747)	—	—
Proceeds from sale of property and equipment	7,545	—	27,311
Purchase of property and equipment	(123,744)	(38,620)	(101,660)

Net cash used in investing activities	(21,290,946)	(38,620)	(74,349)

Cash flows from financing activities:
Proceeds from notes payable to shareholder	1,450,000	350,000	—
Repayment of notes payable to shareholder	(1,800,000)	—	—
Principal payments on long-term debt	—	(135,714)	(271,430)
Principal payments on capital lease obligation	—	(9,941)	(47,831)
Proceeds from issuances of common stock, net of cost of issuances	34,896,601	3,529,000	2,806,250

Net cash provided by financing activities	34,546,601	3,733,345	2,486,989

Net increase (decrease) in cash and cash equivalents	3,754,163	(349,791)	(2,473,374)
Cash and cash equivalents at beginning of period	264,393	614,184	3,087,558

Cash and cash equivalents at end of period	$4,018,556	264,393	614,184

Supplemental cash flow information:
Interest paid	$11,422	121	42,595

Income taxes refunded	$—	(3,376)	(1,019)

Noncash investing and financing activities:
In 2002, the Company issued 4,077,720 shares of common stock in satisfaction of convertible debt payable to shareholder of $5,000,000 plus accrued interest of $97,151.

In 2002, the Company financed the purchase of equipment totaling $57,772 with a capital lease.

In 2002, the Company transferred net liabilities of $434,551 to an affiliated company that was accounted for as a contribution from shareholders (see note 1(b)).

See accompanying notes to consolidated financial statements.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002

(1) ORGANIZATION AND NATURE OF BUSINESS

(a) Organization

New River Pharmaceuticals Inc. (the Company), a Virginia corporation, was formed in 1996. The Company has a wholly-owned subsidiary, Lotus Biochemical (Bermuda) Ltd. (Lotus Bermuda), which exists to hold pharmaceutical intellectual property. While Lotus Bermuda has held such forms of intellectual property in the past, at January 2, 2005, Lotus Bermuda no longer held any such assets; however, Lotus Bermuda may be used again for such purpose in the future. Alternatively, the Company may decide to dissolve Lotus Bermuda at some time in the future. Through December 29, 2002, the Company also had a wholly-owned subsidiary, Lotus Export Corporation (dissolved on December 29, 2002), which was incorporated in the U.S. Virgin Islands and qualified as a Foreign Sales Corporation under Section 922(a)(2) of the Internal Revenue Code.

(b) Nature of Business

The Company is a specialty pharmaceutical company focused on developing safer and improved versions of widely-prescribed drugs in large and growing markets. Utilizing its proprietary CarrierwaveTM technology, the Company is developing novel pharmaceuticals to address the significant drawbacks and adverse side effects of currently-marketed drugs.

Through December 27, 2002, the Company’s operations included the promotion and distribution of two prescription pharmaceutical products that received minimal promotion. Because of declining sales of these products, the Company decided to transfer these two products and the related promotion and distribution activities so that it could focus on what it deemed to be more promising prescription pharmaceutical product development opportunities. In late 2002, the Company effectively transferred the drug promotion and distribution of these products to Thyroid Marketing Company (TMC), a dormant corporation affiliated with Third Security, LLC (Third Security), itself an affiliate of the Company. Effective December 27, 2002, the Company transferred net liabilities of $434,551 to TMC in exchange for 100% (10,000 shares) of the outstanding common stock of TMC. The assets and liabilities were transferred to TMC at their historical cost basis and consisted of the following:

Assets:
Trade accounts receivable	$18,888
Inventories	180,629
Prepaid expenses	25,562
Intangible assets, net	381,493

606,572

Liabilities:
Accounts payable	649,500
Accrued expenses	120,195
Current maturities of long-term debt	271,428

1,041,123

Net liabilities transferred	$(434,551)

Immediately after the transfer, the Board of Directors of the Company approved a distribution by the Company to its shareholders of the 10,000 shares of TMC stock.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002

On December 30, 2002, the State Corporation Commission of the Commonwealth of Virginia approved the incorporation of Harvest Pharmaceuticals Inc (Harvest), a wholly-owned subsidiary of TMC. Effective December 31, 2002, the shareholders of TMC approved the merger of TMC into Harvest, and each issued and outstanding share of Harvest was canceled and each issued and outstanding share of TMC was converted into 100 shares of common stock of Harvest.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Fiscal Year

The Company maintains its books using a 52/53-week fiscal year ending on the Sunday nearest the last day of December. Fiscal year 2004 ended on January 2, 2005 and included 53 weeks. Fiscal years 2003 and 2002 ended on December 28, 2003, and December 29, 2002, respectively, and each included 52 weeks. Reference to years in the consolidated financial statements and accompanying notes relate to fiscal years rather than calendar years.

(c) Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market accounts of $22,759 and $403,000 at January 2, 2005 and December 28, 2003, respectively.

(d) Short-term Investments

Short-term investments are classified in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At January 2, 2005, the Company’s short-term investments consisted of $21,174,747 of auction rate municipal bonds which are classified as available-for-sale. The Company records its investment in these securities at cost, which approximates fair market value due to their variable interest rates, which typically reset every 28 to 35 days, and, the fact that, despite the long-term nature of their stated contractual maturities, the Company has the ability to readily liquidate these securities. As a result, the Company had no cumulative gross unrealized gains (losses) from its investments in these securities at January 2, 2005. All income generated from these investments is recorded as interest income. Short-term investments at January 2, 2005 includes $24,747 of accrued interest.

(e) Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts routinely. Account balances are charged off against the allowance after all reasonable means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Due to its current lack of revenues, the Company does not have any trade accounts receivable at January 2, 2005 or December 28, 2003.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002

(f) Inventories

Inventory is stated at the lower of cost or market value using the first-in first-out (FIFO) basis. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. In accordance with SFAS No. 2, Accounting for Research and Development Costs, the costs of producing inventory in the reporting periods prior to the receipt of regulatory approval or clearance are recorded as research and development expense. Since the Company does not currently have any products on the market, nor any products currently approved by the Food and Drug Administration or other regulatory body for production, the Company does not have any inventory at January 2, 2005 or December 28, 2003.

(g) Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the various assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases. Estimated useful lives are five years for machinery and equipment and three years for leasehold improvements. The costs of major improvements are capitalized, while the costs of maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed when incurred.

(h) Purchased Intangibles

The initial costs in excess of net assets acquired arising from asset purchases and product acquisitions were being amortized on a straight-line basis over 15 years. Effective December 27, 2002, these assets were transferred to TMC (see note 1(b)).

(i) Impairment or Disposal of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated financial statements and reported at the lower of the carrying amount or fair value less costs to sell, and no longer depreciated.

(j) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(k) Revenue Recognition, Cost of Goods Sold and Sales Returns

The Company recognizes revenue when the product is shipped and the customer takes ownership and assumes risk of loss. Although at January 2, 2005, the Company had no products available for sale, it does anticipate having products available for sale in the future. The Company anticipates that some of its sales will be

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002

to wholesalers who have the right to return purchased product. In accordance with SFAS No. 48, Revenue Recognition When the Right of Return Exists, until the Company has sufficient sales history to estimate product returns, it will have to defer recognition of revenue on such sales until the products are dispensed through patient prescriptions. Once the Company has obtained sufficient sales history to estimate product returns, under SFAS No. 48, it will be able to recognize revenue on product shipments, net of a reasonable allowance for estimated returns relating to these shipments.

Essentially all sales for the fiscal year ended December 29, 2002 were derived from the sale of one drug, which, effective December 27, 2002, was included in the assets transferred to TMC (see note 1(b)).

The Company’s strategy includes entering into collaborative agreements with strategic partners for the development and commercialization of its product candidates. Such collaboration agreements may have multiple deliverables. The Company evaluates multiple deliverable arrangements pursuant to EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Pursuant to EITF 00-21, in arrangements with multiple deliverables where the Company has continuing performance obligations; contract, milestone and license fees are recognized together with any up-front payments over the term of the arrangement as performance obligations are completed, unless the deliverable has stand alone value and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized. Additionally, pursuant to the guidance of Securities and Exchange Commission Staff Accounting Bulletin 104 (“SAB 104”), unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected term of the arrangements. Cash received in advance of revenue recognition is recorded as deferred revenue. (See note 13).

(l) Research and Development

Research and development expenses consist of direct costs and indirect costs. Direct research and development costs include salaries and related costs of research and development personnel, and the costs of consultants, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Indirect research and development costs include depreciation and other indirect overhead expenses. The Company considers that regulatory and other uncertainties inherent in the research and development of new products preclude it from capitalizing such costs. This treatment includes up-front and milestone payments made to third parties in connection with research and development collaborations. At January 2, 2005, the Company had research and development commitments with third parties totaling approximately $12,582,000, of which approximately $10,482,000 had not yet been incurred. The commitments are cancelable by the Company at any time upon written notice.

(m) Stock-Based Compensation

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

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002

compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). SFAS No. 123(R) requires companies to expense the grant-date fair value of employee stock options over the vesting period. SFAS No. 123(R) is effective for interim periods beginning after June 15, 2005, however, early adoption is encouraged. The Company has not yet adopted this standard and is currently evaluating the expected impact of adoption on its consolidated financial position, results of operations and cash flows, including the specific transition method to be utilized upon adoption. It is anticipated that the adoption of SFAS No. 123(R) will negatively impact the Company’s earnings.

The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Fiscal years ended
	January 2, 2005	December 28, 2003	December 29, 2002
Net loss:
As reported	$(14,334,910)	$(4,816,425)	$(4,829,895)
Add stock-based employee compensation expense included in reported net loss, net of related tax effects	3,600	58,118	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(232,341)	(235,472)	(135,556)

Pro forma	$(14,563,651)	$(4,993,779)	$(4,965,451)

Net loss per share:
Basic and diluted:
As reported	$(0.97)	$(0.41)	$(0.45)
Pro forma	$(0.98)	$(0.42)	$(0.46)

The per share weighted average fair value of stock options granted during fiscal years 2004 and 2003 of $2.20 and $0.88, respectively, was determined on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal years ended
	January 2, 2005	December 28, 2003
Expected dividend yield	0%	0%
Risk-free interest rate	4.10 – 4.53%	3.95% – 4.67%
Expected life of options	10 years	10 years
Expected volatility*	70%	0%

*	The expected volatility assumption for options issued during the fiscal year ended January 2, 2005 prior to the Company’s initial public offering that was completed on August 10, 2004 was 0%. The volatility assumption in the table represents the assumption used for options issued upon or subsequent to the completion of the Company’s initial public offering.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002

(n) Net Loss Per Share

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net loss of the Company (Also see note 8).

(o) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Actual results could differ from management’s estimates.

(p) Reclassifications

Certain reclassifications have been made to the 2003 consolidated financial statements to place them on a basis comparable to the 2004 consolidated financial statements.

(3) LIQUIDITY AND INITIAL PUBLIC OFFERING

The Company’s future capital requirements will depend on the progress of its research on and development of product candidates; the timing and outcome of regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights; the status of competitive products; the availability of financing and the Company’s and or its collaborative partner(s)’ success in developing markets for its product candidates (also see note 13).

In February and March 2004, the Company received $1,400,000 and in April 2004, the Company received a total of $50,000 from Kirkfield, L.L.C., a related party, in exchange for a series of promissory demand notes. The notes were due, along with accrued interest at the prime rate, upon demand of the holder or in the event of default (as defined) by the Company. On March 26, 2004, the Company entered into a Subscription Agreement with New River Management III, LP (the Fund), an affiliated private equity fund, pursuant to which the Company agreed to sell, and the Fund agreed to purchase 453,333 shares of the Company’s common stock on April 9, 2004, 156,667 shares on May 10, 2004, 150,000 shares on or before June 9, 2004, and 150,000 shares on or before July 12, 2004 at $5.00 per share. On April 16, 2004, the Company repaid the outstanding balances of the notes payable to Kirkfield, L.L.C., totaling $1,800,000 (see note 6) plus accrued interest, using a portion of the $2,266,665 proceeds received from the sale of common stock to the Fund, which was originally due on April 9, 2004 and which was received on April 14, 2004. The proceeds from the May 10, 2004, June 9, 2004 and July 12, 2004 stock issuances totaled $783,335, $750,000 and $750,000, respectively, and were received on May 14, 2004, June 10, 2004 and July 12, 2004, respectively. On May 3, 2004, the Company also issued 60,000 shares of common stock to a member of the Board of Directors of the Company and received proceeds of $300,000 for this sale. The Company also issued 5,000 stock options to the same member of the Board of Directors on May 3, 2004. The stock options vested immediately and had an exercise price of $5.00 per share.

In connection with the sales of 970,000 shares of common stock and the issuance of 5,000 stock options at $5.00 per share described in the previous paragraph, the Company recorded $1,386,000 of stock-based compensation expense during the fiscal year ended January 2, 2005. This expense represents the difference between the sales price of $5.00 per share and the estimated fair value of the common stock on the various dates

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002

of issuance, which was $5.72 for shares and options issued on April 14, 2004, May 3, 2004 and May 14, 2004 and $8.00 for shares issued on June 10, 2004 and July 12, 2004.

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

In April 2004, the Board of Directors (Board) authorized the Company to file a registration statement with the Securities and Exchange Commission covering the proposed sale by the Company of its common stock to the public. On June 25, 2004, the Board approved the amendment and restatement of the Company’s Articles of Incorporation to provide for, among other things, an increase in the number of authorized shares of common stock and preferred stock to 150,000,000 shares and 25,000,000 shares, respectively, and a one-for-two reverse stock split of the Company’s common stock. All references in the consolidated financial statements to common shares, common stock options, common share prices and per common share amounts have been adjusted retroactively for all periods presented to reflect this reverse stock split. On August 10, 2004, the Company completed the initial public offering of its common stock in which the Company sold 4,200,000 shares of common stock at $8.00 per share resulting in gross proceeds of $33.6 million. In connection with this offering, the Company paid approximately $2.4 million in underwriting discounts and commissions and incurred estimated other offering expenses of approximately $1.2 million. The net proceeds from the offering were approximately $30 million.

(4) ROYALTY OBLIGATIONS

Effective June 30, 2004, the Company entered into an agreement (the Innovative Agreement) with Innovative Technologies, L.L.C. (Innovative Technologies) which effectively amended the Company’s obligation in its entirety under previous existing agreements with Innovative Technologies. The previous agreements were executed in connection with the Company’s acquisition of certain of its intellectual property from Innovative Technologies in prior years. The Innovative Agreement provides for an upfront fee of $200,000, which was paid on July 1, 2004, and a 1% royalty on net sales (as defined in the Innovative Agreement) for a period of 10 years for up to a total of $1 million, whichever comes first.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002

(5) LEASES

The Company leases its research and development facilities pursuant to an operating lease that is subject to annual renewals. Monthly payments under the lease are $10,771. The existing lease expires July 31, 2005; however, the Company anticipates renewing the lease for successive one-year periods under similar terms as those in effect at January 2, 2005. Upon completion of its initial public offering, the Company entered into a lease agreement with Third Security, LLC, a related party, for certain executive and administrative office space for a period of 24 months. The current monthly rental is $6,488. The Company also has leased certain equipment under operating leases for total monthly payments of $6,502. Total rent expense under operating leases was $210,931, $103,932 and $93,283 for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively. Future minimum lease payments under non-cancelable operating leases as of January 2, 2005 consist of the following:

2005	$178,251
2006	45,418
Thereafter	—

Total	$223,669

(6) RELATED PARTY TRANSACTIONS

During 2003, the Company paid for certain general and administrative expenses totaling $67,287 on behalf of Harvest, subject to an understanding that Harvest would reimburse the Company for any such payments. During the fiscal year ended January 2, 2005, the Company sold equipment at its net book value of $7,545 to Harvest. These amounts were collected in full during the fiscal year ended January 2, 2005.

Through August 10, 2004, the date of the completion of the Company’s initial public offering, Third Security, a related party, provided to the Company accounting, finance, information technology, human resources, legal and executive management services. Through December 28, 2003, the Company did not record the estimated cost of these services in the consolidated financial statements. Effective December 29, 2003, in anticipation of increased services to be provided by Third Security associated with the planned initial public offering of the Company’s common stock, the Company began recording the estimated cost of these services as selling, general and administrative expenses and as a contribution to additional paid-in capital. The estimated cost of these services approximated $576,000, $176,000, and $134,000 for the fiscal years ended January, 2, 2005, December 28, 2003 and December 29, 2002, respectively. Management estimated the cost of these services based on the actual compensation of the individuals performing the work multiplied by an estimated percentage of the individual’s time allocated to services performed for the Company. Management believes that this method is a reasonable approximation of the cost of these services. Management also believes that it is not practicable to estimate the cost for these services that would have been incurred if the Company had operated as an unaffiliated entity for the periods prior to August 10, 2004.

Effective upon the completion of the Company’s initial public offering on August 10, 2004, the Company executed an administrative services agreement with Third Security, a related party, pursuant to which Third Security has continued to provide certain services for a fee. The monthly fee is based on an hourly billing rate for each individual who provides services multiplied by the number of hours of services performed by such individual. The term of the agreement is for 24 months and may be terminated with written notice at any time by the Company. The Company also hired certain executive and administrative staff to perform functions that were previously performed by Third Security. The Company recognized $116,140 of expense under the administrative

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002

services agreement from August 10, 2004 through January 2, 2005. The unpaid portion of this amount is included in Due to Affiliates in the accompanying consolidated balance sheet as of January 2, 2005.

Between March 2003 and October 2003, the Company received cash of $3,529,000 from New River Management II, LP, an affiliated company, in exchange for the issuance of 1,411,600 shares of common stock at $2.50 per share.

In February 2003, the Company received $350,000 from Kirkfield, L.L.C., a shareholder of the Company, in exchange for a promissory demand note payable. The note was due, along with accrued interest at the prime rate, upon demand of the holder or in the event of default (as defined) by the Company. This note, along with additional notes from Kirkfield, L.L.C., totaling $1,450,000 (see note 3), were repaid by the Company on April 16, 2004, including accrued interest. Interest expense on these notes totaled $11,422 and $12,683 for fiscal years ended January 2, 2005 and December 28, 2003, respectively.

During February 2002 through April 2002, the Company issued a total of 1,122,500 shares of common stock to existing shareholders at a price of $2.50 per share, for total cash proceeds of $2,806,250. Also, during February 2002, a $5,000,000 convertible promissory note payable to shareholder, plus accrued and unpaid interest of $97,151, was converted into 2,038,860 shares of common stock at a price of $2.50 per share.

(7) INCOME TAXES

There is no income tax benefit recognized for the fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002 due to the net losses combined with no current ability to confirm recovery of the benefits of these losses.

Income tax benefit for the fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002 differed from amounts computed by applying the U.S. Federal income tax rate of 34% to loss before income taxes as a result of the following:

	2004	2003	2002
Computed “expected” income tax benefit	$(4,873,869)	(1,637,584)	(1,642,164)
(Increase) reduction in income tax benefit resulting from:
State income tax benefit, net of effect of federal income taxes	(489,830)	(142,779)	(142,993)
Change in effective state income tax rate	(241,817)	—	—
Stock-based compensation	470,016	—	—
Contribution of services from related party	195,917	—	—
Other, net	(113,186)	3,084	5,209
Change in valuation allowance for deferred tax assets	5,052,769	1,777,279	1,779,948

Total income tax benefit	$—	—	—

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002

The tax effects of temporary differences that comprise the deferred tax assets and deferred tax liabilities at January 2, 2005 and December 28, 2003 follow:

	2004	2003
Deferred tax assets:
Property and equipment, due primarily to differences in depreciation and amortization	$199,235	205,924
Stock-based compensation	550,191	535,842
Accrued expenses	552,903	—
Research tax credit carryforward	141,496	—
Net operating loss carryforwards	12,726,430	8,288,515

Total gross deferred tax assets	14,170,255	9,030,281
Less valuation allowance	(14,083,050)	(9,030,281)

Net deferred tax assets	87,205	—
Deferred tax liabilities:
Prepaid expenses	(87,205)	—

Net deferred tax asset	$—	—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will not realize the benefits of these deferred tax assets. The valuation allowance increased $5,052,769, $1,777,279 and $1,779,948 in 2004, 2003 and 2002, respectively; the change in each year offsetting the change in net deferred tax assets.

At January 2, 2005, the Company has a loss carryforward for income tax purposes of approximately $33.5 million available to offset future taxable income, of which approximately $1.9 million expires in 2019, approximately $2.7 million expires in 2020, approximately $7.5 million expires in 2021, approximately $5.4 million expires in 2022, approximately $4.7 million expires in 2023 and approximately $11.3 million expires in 2024. The Company also has a tax credit carryforward of $141,496 for qualified research activity, which expires in 2023.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002

(8) NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Net loss (numerator)	Shares (denominator)	Per share amount
Fiscal year ended December 29, 2002:
Basic net loss per share	$(4,829,895)	10,689,911	$(0.45)
Effect of dilutive stock options	—	—

Diluted net loss per share	$(4,829,825)	10,689,911	$(0.45)

Fiscal year ended December 28, 2003:
Basic net loss per share	$(4,816,425)	11,842,813	$(0.41)
Effect of dilutive stock options	—	—

Diluted net loss per share	$(4,816,425)	11,842,813	$(0.41)

Fiscal year ended January 2, 2005:
Basic net loss per share	$(14,334,910)	14,847,371	$(0.97)
Effect of dilutive stock options	—	—

Diluted net loss per share	$(14,334,910)	14,847,371	$(0.97)

All stock options (860,897 at January 2, 2005) could potentially dilute net loss per share and therefore, they were not included in the computation of diluted net loss per share because to do so would have been antidilutive.

(9) STOCK-BASED COMPENSATION

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

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002

Stock option activity during the fiscal years ended January 2, 2005, December 28, 2003, and December 29, 2002 was as follows:

	Number of shares	Weighted average exercise price
Balance at December 30, 2001	756,000	$4.82
Forfeited	(173,750)	6.66

Balance at December 29, 2002	582,250	4.26
Granted	261,813	2.50
Forfeited	(180,000)	6.66

Balance at December 28, 2003	664,063	3.11
Granted	208,500	8.18
Exercised	(11,666)	5.93

Balance at January 2, 2005	860,897	4.30

Exercisable at January 2, 2005	592,397	3.46

At January 2,2005 the weighted average remaining contractual life of outstanding options was 7.7 years.

Included in the 261,813 options granted during the fiscal year ended December 28, 2003 were 71,813 options granted to a nonemployee member of the Board of Directors of the Company for work performed in addition to his role as a Board member. The Company recorded stock-based compensation expense of $58,118 related to these options for the fiscal year ended December 28, 2003. The per share fair value of $0.81 of these options was determined on the date of grant utilizing the Black-Scholes option pricing model with the following assumptions: no expected dividend yield, risk-free interest rate of 3.95%, expected option life of ten years, and no volatility.

(10) CONTINGENCIES

In May 2002, the Company filed suit against DSM Pharmaceuticals, Inc. (DSM), alleging breach of contract and misrepresentations by DSM and failure of consideration by DSM. The parties reached an agreement for the settlement of all claims and counterclaims associated with the litigation, mutual releases between the parties and their affiliates, and the payment of $1.3 million to the Company by DSM. An Agreed Order of Dismissal with Prejudice evidencing the dismissal of all claims associated with the litigation was signed by counsel for both parties and submitted to the court for entry upon the Company’s receipt of the settlement amount of $1.3 million from DSM on May 4, 2004. As a result of this settlement, the Company recognized a gain of $1,764,043 in April 2004, including reversing outstanding invoices payable of $464,043.

From time to time, the Company may become involved in other litigation in the normal course of business. Management believes that any costs resulting from such litigation will not have a significant adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

In the normal course of business, the Company may enter into agreements which incorporate indemnification provisions. While the maximum amount to which the Company may be exposed under such agreements cannot be reasonably estimated, the Company maintains insurance coverage which management believes will effectively mitigate the Company’s obligations under these indemnification provisions. No amounts have been recorded in the consolidated financial statements with respect to the Company’s obligations under such agreements.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002

(11) RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, “Inventory Cost, an Amendment of ARB No. 43, Chapter 4”, (SFAS No. 151). SFAS No. 151 amends Accounting Research Bulletin No. 43, “Inventory Pricing”, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a significant impact on our financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-based Payment”, (SFAS 123(R)) which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123(R) will require the Company to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the vesting period of the award. The Company is required to adopt the provisions of SFAS 123(R) effective as of the beginning of the first interim period that begins after June 15, 2005. The Company is currently evaluating the impact that adopting SFAS 123(R) will have on its financial condition or results of operations. It is anticipated that the adoption of SFAS 123(R) will negatively impact the Company’s earnings.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an Amendment of APB Opinion No. 29” (SFAS No. 153). SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate certain exceptions to the principle that exchanges of non-monetary assets be measured based on the value of the assets exchanged. Under SFAS No. 153 only exchanges that do not have commercial substance meet the exception for fair value measurement. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect the adoption of SFAS No. 153 to have a significant impact on its financial condition or results of operations.

(12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended January 2, 2005 and December 28, 2003:

	Quarter ended
Fiscal year ended January 2, 2005	March 28, 2004	June 27, 2004	September 26, 2004	January 2, 2005
Net loss	$(1,833,373)	(1,127,231)	(4,416,264)	(6,958,042)
Basic and diluted net loss per share	(0.15)	(0.09)	(0.28)	(0.45)

Fiscal year ended December 28, 2003	March 30, 2003	June 29, 2003	September 28, 2003	December 28, 2003
Net loss	$(1,270,593)	$(925,013)	$(1,200,175)	$(1,420,644)
Basic and diluted net loss per share	(0.11)	(0.08)	(0.10)	(0.12)

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002

(13) SUBSEQUENT EVENTS

On January 31, 2005, the Company entered into a collaboration agreement (the Shire Agreement) with Shire Pharmaceuticals Group plc (Shire) relating to the global commercialization of one its lead products for treatment of attention deficit hyperactivity disorder (ADHD) and other potential indications. The collaboration includes product development, manufacturing, marketing and sales. Under the Shire Agreement, Shire paid the Company $50 million on February 11, 2005 and will pay the Company an additional $50 million on acceptance of a new drug application (NDA) filing by the FDA. The Company could be required to refund Shire up to a total of $50 million in the event that regulatory approval is not obtained by certain dates. The Shire Agreement also provides for additional payments in the event that certain milestones are achieved. In addition to the upfront and milestone payments, the Shire Agreement provides for profit sharing on U.S. product sales when and if the product is approved by the FDA. For product sales in the rest of the world, Shire will pay the Company a royalty. The Shire Agreement provides for certain termination rights. Shire may for instance terminate the Shire Agreement at any time prior to receiving regulatory approval in the U.S., or within 30 days of receiving the first such regulatory approval. In the latter case, Shire may under some circumstances be entitled to a termination fee of $50 million. In addition, each party may terminate in the event of an uncured, defined material breach by the other party, entitling the non-breaching party the right to purchase the interests of the breaching party. Subject to certain conditions, either party is entitled to terminate in the event that governmental action restricts or prohibits the transactions contemplated by the Shire Agreement under the laws of the U.S. or European Union.

On March 23, 2005, the Compensation Committee of the Board of Directors approved the payment of employee bonuses by the Company for service performed relating to the fiscal year ended January 2, 2005. Such amount has been accrued in the consolidated financial statements of the Company as of and for the fiscal year ended January 2, 2005.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

3.1	Amended and Restated Articles of Incorporation of New River Pharmaceuticals Inc., as amended (previously filed as Exhibit 3.1 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).

3.2	Amended and Restated Bylaws of New River Pharmaceuticals Inc. (previously filed as Exhibit 3.2 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).

10.1	New River Pharmaceuticals Inc. Incentive Compensation Plan (previously filed as Exhibit 10.1 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).

10.2	Form of Stock Option Agreement for Employees (previously filed as Exhibit 10.1 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-8 (Registration No. 333-121102) and incorporated herein by reference).

10.3	Form of Stock Option Agreement for Non-Employee Directors (previously filed as Exhibit 10.2 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-8 (Registration No. 333-121102) and incorporated herein by reference).

10.4	Administrative Services Agreement, dated as of August 10, 2004, by and between New River Pharmaceuticals Inc. and Third Security, LLC.

10.5	Lease Agreement, dated as of August 10, 2004, by and between New River Pharmaceuticals Inc. and Third Security, LLC, as amended on September 20, 2004.

10.6	Lease Agreement, dated May 15, 2000, by and between Virginia Tech Foundation, Inc. and Lotus Biochemical Corporation, as amended by that certain Modification and Renewal of Lease, dated April 25, 2001, that certain Modification of Lease, dated February 4, 2002, that certain Renewal of Lease, dated April 29, 2002, and that certain Renewal of Lease dated June 25, 2003 (previously filed as Exhibit 10.1 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).

10.6.1	Modification of Lease, effective August 1, 2004, and that certain modification of Lease, effective November 1, 2004, which amend the Lease Agreement dated May 15, 2000, by and between Virginia Tech Foundation, Inc. and Lotus Biochemical Corporation, as amended (which has been filed as Exhibit 10.6).

10.7	Sublease Agreement, dated as of July 23, 2001, as amended, by and among Veterinary Technologies Corporation, New River Pharmaceuticals Inc. and Virginia Tech Foundation, Inc. (previously filed as Exhibit 10.1 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).

10.7.1	Renewal of Sublease, effective December 21, 2004, which amends the Sublease Agreement, dated as of July 23, 2001, as amended, by and among Veterinary Technologies Corporation, New River, Pharmaceuticals Inc. and Virginia Tech Foundation, Inc. (which has been filed as Exhibit 10.7).

10.8	Credit Agreement, dated April 23, 2004, by and between New River Pharmaceuticals Inc. and Randal J. Kirk (2000) Limited Partnership (previously filed as Exhibit 10.1 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).

10.9	Assignment, dated November 9, 2000, by Thomas Piccariello, Randal J. Kirk and Lawrence P. Olon in favor of Lotus Biochemical Corporation (previously filed as Exhibit 10.1 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).

E-1

Exhibit Number		Exhibit Title

10.10		Assignment, dated December 26, 2001, by Thomas Piccariello, Randal J. Kirk and Lawrence P. Olon in favor of New River Pharmaceuticals Inc. (previously filed as Exhibit 10.1 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).

10.11		Assignment, dated July 16, 2003, by Thomas Piccariello, Randal J. Kirk and Lawrence P. Olon in favor of New River Pharmaceuticals Inc. (previously filed as Exhibit 10.1 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).

10.12		Agreement, dated June 30, 2004, by and among New River Pharmaceuticals Inc., Innovative Technologies, L.L.C. and Keith Latham (previously filed as Exhibit 10.1 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).

10.13	*	United States Collaboration Agreement, dated as of March 31, 2005, by and among New River Pharmaceuticals Inc., Shire LLC and Shire Pharmaceuticals Group plc.

10.14	*	ROW Collaboration Agreement, dated as of March 31, 2005, by and among New River Pharmaceuticals Inc., Shire Pharmaceuticals Ireland Limited and Shire Pharmaceuticals Group plc.

21.1		Subsidiaries of New River Pharmaceuticals Inc.

23.1		Consent of KPMG LLP.

31.1		Certification of Randal J. Kirk, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) of New River Pharmaceuticals Inc., pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Krish S. Krishnan, Chief Operating Officer, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer) of New River Pharmaceuticals Inc., pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Randal J. Kirk, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) of New River Pharmaceuticals Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Krish S. Krishnan, Chief Operating Officer, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer) of New River Pharmaceuticals Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain portions of this exhibit have been omitted intentionally, subject to a confidential treatment request. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.

E-2