Form 10-Q
period 2005-04-03
NEW RIVER PHARMACEUTICALS INC
filed 2005-05-11
CIK 1288379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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
Yes: ☐   No: ☒

As of May 10, 2005, there were 17,890,204 shares of the registrant’s common stock, $.001 par value per share, outstanding.

NEW RIVER PHARMACEUTICALS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2005

(i)

Index

PART I
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
Assets	April 3, 2005	January 2, 2005
Current assets:	(Unaudited)
Cash and cash equivalents	$14,600,027	$4,018,556
Short-term investments	52,479,724	21,174,747
Prepaid expenses	220,718	315,644
Total current assets	67,300,469	25,508,947
Property and equipment:
Leasehold improvements	94,609	76,860
Machinery and equipment	723,766	686,895
	818,375	763,755
Less accumulated depreciation and amortization	538,070	502,890
Property and equipment, net	280,305	260,865
Total assets	$67,580,774	$25,769,812
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$665,348	$701,175
Unpaid and accrued research and development expenses	1,408,294	2,100,421
Accrued compensation	461,793	1,506,413
Due to affiliates	141,922	76,920
Total current liabilities	2,677,357	4,384,929

Accrued stock-based compensation	14,311	—
Deferred revenue	50,000,000	—
Total liabilities	52,691,668	4,384,929

Shareholders’ Equity:

Preferred stock, par value $0.001 per share. Authorized 25,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.001 per share. Authorized 150,000,000 shares; issued and outstanding 17,830,204 shares at April 3, 2005 and 17,774,554 shares at January 2, 2005	17,831	17,775
Additional paid-in capital	61,522,429	61,346,030
Accumulated deficit	(46,651,154)	(39,978,922)
Total shareholders’ equity	14,889,106	21,384,883
Commitments and contingencies
Total liabilities and shareholders’ equity	$67,580,774	$25,769,812

See accompanying notes to consolidated financial statements.

Index

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
	Three months ended
	April 3, 2005	March 28, 2004
	(Unaudited)
Sales, net	$—	$—
Operating costs and expenses:
Selling, general, and administrative	3,175,281	686,658
Research and development	3,784,215	1,108,258
Depreciation and amortization of property and equipment	35,180	30,543
Total operating expenses	6,994,676	1,825,459
Operating loss	(6,994,676)	(1,825,459)
Other income (expense):
Interest expense	—	(8,455)
Interest income	322,444	541
Total other income (expense), net	322,444	(7,914)
Net loss	$(6,672,232)	$(1,833,373)
Net loss per share:
Basic and diluted	$(0.38)	$(0.15)

Index

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three months ended
	April 3, 2005	March 28, 2004
	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,672,232)	$(1,833,373)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	35,180	30,543
Stock-based compensation	19,081	—
Contribution of services by related party	—	182,077
Changes in operating assets and liabilities:
Prepaid expenses	94,926	(13,652)
Due from affiliates	—	(2,221)
Accounts payable	(35,827)	34,912
Unpaid and accrued research and development expenses and other accrued expenses	(692,127)	2,549
Accrued compensation	(1,044,620)	(13,879)
Due to affiliates	65,002	8,455
Deferred revenue	50,000,000	—
Net cash provided by (used in) operating activities	41,769,383	(1,604,589)
Cash flows from investing activities:
Proceeds from sale of short-term investments	14,200,000	—
Purchases of short-term investments	(45,504,977)	—
Proceeds from sale of property and equipment	—	7,545
Purchases of property and equipment	(54,620)	(4,200)
Net cash provided by (used in) investing activities	(31,359,597)	3,345
Cash flows from financing activities:
Proceeds from notes payable to shareholder	—	1,400,000
Net proceeds from issuances of common stock	171,685	—
Net cash provided by financing activities	171,685	1,400,000
Net increase (decrease) in cash and cash equivalents	10,581,471	(201,244)
Cash and cash equivalents at beginning of period	4,018,556	264,393
Cash and cash equivalents at end of period	$14,600,027	$63,149

See accompanying notes to consolidated financial statements.

Index

NEW RIVER PHARMACEUTICALS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended April 3, 2005 and March 28, 2004
(Unaudited)

(1)	ORGANIZATION AND NATURE OF BUSINESS

(a)	Organization

New River Pharmaceuticals Inc. (the Company), a Virginia corporation, was formed in 1996. The Company has a wholly-owned subsidiary, Lotus Biochemical (Bermuda) Ltd. (Lotus Bermuda), which exists to hold pharmaceutical intellectual property. While Lotus Bermuda has held such forms of intellectual property in the past, at April 3, 2005, Lotus Bermuda no longer held any such assets; however, Lotus Bermuda may be used again for such purpose in the future. Alternatively, the Company may decide to dissolve Lotus Bermuda at some time in the future.

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

The accompanying unaudited consolidated financial statements include the accounts of New River Pharmaceuticals Inc. and its wholly-owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Form 10-Q. Certain disclosures required for complete financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information as of April 3, 2005 and for the three months ended April 3, 2005 and March 28, 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended January 2, 2005, included in the Company’s annual report on Form 10-K filed with the SEC.

Index

(b)	Fiscal Periods

The Company maintains its books using a 52/53-week fiscal year ending on the Sunday nearest the last day of December. Quarterly periods are closed every thirteen weeks except during years that include 53 weeks. In such years, the fourth quarter will include 14 weeks. Fiscal year 2004 includes 53 weeks and ended on January 2, 2005. Fiscal year 2005 includes 52 weeks and ends January 1, 2006.

(c)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At April 3, 2005, cash equivalents consisted of commercial paper and money market accounts of $12,348,243 and $2,348,982, respectively. At January 2, 2005 cash equivalents consisted of money market accounts of $22,759.

(d)	Short-term Investments

Short-term investments are classified in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At April 3, 2005 and January 2, 2005, the Company’s short-term investments of $52,479,724 and $21,174,747, respectively, consisted of auction rate municipal bonds which are classified as available-for-sale. The Company records its investment in these securities at cost, which approximates fair market value due to their variable interest rates, which typically reset every 28 to 35 days, and the fact that, despite the long-term nature of their stated contractual maturities, the Company has the ability to liquidate readily these securities. As a result, the Company had no cumulative gross unrealized gains (losses) from its investments in these securities at April 3, 2005 and January 2, 2005. All income generated from these investments is recorded as interest income. Short-term investments include accrued interest of $79,724 and $24,747 at April 3, 2005 and January 2, 2005, respectively.

(e)	Inventories

In accordance with SFAS No. 2, Accounting for Research and Development Costs, the costs of producing inventory in the reporting periods prior to the receipt of regulatory approval or clearance are recorded as research and development expense. Since the Company does not currently have any products on the market, nor any products currently approved by the Food and Drug Administration or other regulatory body for production, the Company does not have any inventory at April 3, 2005 or January 2, 2005.

(f)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the Company’s history of losses, no income tax benefit has been recorded and the corresponding deferred tax assets have been fully reserved as the Company believes that it is more likely than not that the deferred tax assets will not be realized.

Index

(g)	Revenue Recognition

The Company’s strategy includes entering into collaborative agreements with strategic partners for the development and commercialization of its product candidates. Such collaboration agreements may have multiple deliverables. The Company evaluates multiple deliverable arrangements pursuant to EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Pursuant to EITF 00-21, in arrangements with multiple deliverables where the Company has continuing performance obligations; contract, milestone and license fees are recognized together with any up-front payments over the term of the arrangement as performance obligations are completed, unless the deliverable has stand alone value and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized. Additionally, pursuant to the guidance of Securities and Exchange Commission Staff Accounting Bulletin 104 (“SAB 104”), unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected term of the arrangements. Cash received in advance of revenue recognition is recorded as deferred revenue (see note 3).

(h)	Research and Development

Research and development expenses consist of direct costs and indirect costs. Direct research and development costs include salaries and related costs of research and development personnel, and the costs of consultants, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Indirect research and development costs include depreciation and other indirect overhead expenses. The Company considers that regulatory and other uncertainties inherent in the research and development of new products preclude it from capitalizing such costs. This treatment includes up-front and milestone payments made to third parties in connection with research and development collaborations. At April 3, 2005, the Company had research and development commitments with third parties totaling approximately $16,944,000, of which approximately $9,662,000 had not yet been incurred. The commitments are cancelable by the Company at any time upon written notice.

Index

(i)	Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, and FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, to account for its fixed-plan stock options and stock appreciation rights (SARs), including stock options granted to non-employee members of the Board of Directors. Under this method, compensation expense is recorded for stock options on the date of grant only if the current market price of the underlying stock exceeded the exercise price. For SARs, compensation expense is recorded over the vesting period based on the difference between the market value of the Company’s common stock at the end of the current reporting period and the exercise price of the SARs. SARs to be settled in cash are recorded as a liability and SARs to be settled with common stock are recorded as additional paid in capital. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). SFAS No. 123(R) requires companies to expense the grant-date fair value of employee stock options over the vesting period. SFAS No. 123(R) is effective for the first fiscal year beginning after June 15, 2005; however, early adoption is encouraged. The Company has not yet adopted this standard and is currently evaluating the expected impact of adoption on its consolidated financial position, results of operations and cash flows, including the specific transition method to be utilized upon adoption. It is anticipated that the adoption of SFAS No. 123(R) will negatively impact the Company’s earnings.

The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three months ended
	April 3, 2005	March 28, 2004
Net loss:
As reported	$(6,672,232)	$(1,833,373)
Add stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,923,583)	(44,981)
Pro forma	$(8,595,815)	$(1,878,354)
Net loss per share:
Basic and diluted:
As reported	$(0.38)	$(0.15)
Pro forma	$(0.48)	$(0.15)

The per share weighted average fair value of stock options granted during the three months ended April 3, 2005 of $18.31 was determined on the date of grant utilizing the Black-Scholes option pricing model. There were no stock options granted during the three months ended March 28, 2004. The following weighted average assumptions were used in the Black-Scholes model:

Index

Three months ended April 3, 2005
Expected dividend yield	0%
Risk-free interest rate	4.61%
Expected life of awards	10 years
Expected volatility	70%

Because the determination of the fair value of all options granted after the Company became a publicly traded entity includes an expected volatility factor and because additional option grants are expected in the future, the pro forma disclosures above are not representative of the pro forma effects of option grants on reported net operating results in future years.

(j)	Net Loss Per Share

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net loss of the Company (see note 7).

(k)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Actual results could differ from management’s estimates.

(l)	Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three months ended March 28, 2004 to place them on a basis comparable to the consolidated financial statements for the three months ended April 3, 2005.

(3)	COLLABORATION ARRANGEMENT

On January 31, 2005, the Company entered into a collaboration agreement with Shire Pharmaceuticals Group plc (Shire) relating to the global commercialization of NRP104 for treatment of attention deficit hyperactivity disorder (ADHD) and other potential indications. On March 31, 2005, the Company and Shire split this agreement into two agreements by entering into a United States Collaboration Agreement and an ROW Territory License Agreement (the Shire Agreements) to replace the initial collaboration agreement. The collaboration includes product development, manufacturing, marketing and sales. Under the terms of the collaboration, Shire paid the Company an upfront fee of $50 million on February 11, 2005, which could be refundable to Shire in certain circumstances. The Company has recorded the $50 million upfront payment as deferred revenue in the consolidated balance sheet at April 3, 2005.

Index

The Shire Agreements also provide for additional payments to the Company in the event that certain milestones are achieved. These potential payments include an additional $50 million on acceptance of the NDA filing by the FDA and an amount of up to $300 million depending on the characteristics of the FDA approved product labeling and $100 million upon achieving a significant sales target. The maximum amount of upfront and milestone payments under the terms of the collaboration is $505 million. In addition to the upfront and milestone payments, the Shire Agreements provide for profit sharing on U.S. product sales when and if the product is approved by the FDA. Shire will retain 75% of profits, as defined, for the first two years following the launch of the product and the parties will share the profits equally thereafter. For product sales in the rest of the world, Shire will pay the Company a royalty. The Shire Agreements provide for certain termination rights. Shire may for instance terminate the Shire Agreements at any time prior to receiving regulatory approval in the U.S., or within 30 days of receiving the first such regulatory approval. In the latter case, Shire may under some circumstances be entitled to a termination fee of $50 million. In addition, each party may terminate in the event of an uncured, defined material breach by the other party, entitling the non-breaching party the right to purchase the interests of the breaching party. Subject to certain conditions, either party is entitled to terminate in the event that governmental action restricts or prohibits the transactions contemplated by the Shire Agreements under the laws of the U.S. or European Union.

(4)	LIQUIDITY AND INITIAL PUBLIC OFFERING

The Company’s future capital requirements will depend on the progress of its research on and development of product candidates; the timing and outcome of regulatory approvals; the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights; the status of competitive products; the availability of financing; and the Company’s and or its collaborative partner(s)’ success in developing markets for its product candidates (see note 3).

In February and March 2004, the Company received a total of $1,400,000 and in April 2004, the Company received $50,000 from Kirkfield, L.L.C., a related party, in exchange for a series of promissory demand notes. These notes, along with an additional promissory demand note issued in exchange for $350,000 received from Kirkfield, L.L.C. in February 2003, were due, along with accrued interest at the prime rate, upon demand of the holder or in the event of default (as defined) by the Company. On March 26, 2004, the Company entered into a Subscription Agreement with New River Management III, LP (the Fund), an affiliated private equity fund, pursuant to which the Company agreed to sell, and the Fund agreed to purchase 453,333 shares of the Company’s common stock on or before April 9, 2004, 156,667 shares on or before May 10, 2004, 150,000 shares on or before June 9, 2004, and 150,000 shares on or before July 12, 2004 at $5.00 per share. On April 16, 2004, the Company repaid the outstanding balances of the notes payable to Kirkfield, L.L.C., totaling $1,800,000 plus accrued interest, using a portion of the $2,266,665 proceeds received from the sale of common stock to the Fund, which was originally due on April 9, 2004 and which was received on April 14, 2004. The proceeds from the May 10, 2004, June 9, 2004 and July 12, 2004 stock issuances totaled $783,335, $750,000 and $750,000, respectively, and were received on May 14, 2004, June 10, 2004 and July 12, 2004, respectively. On May 3, 2004, the Company also issued 60,000 shares of common stock to a member of the Board of Directors of the Company and received proceeds of $300,000 from this sale. The Company also issued 5,000 stock options to the same member of the Board of Directors on May 3, 2004. The stock options vested immediately and had an exercise price of $5.00 per share.

Index

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

Index

(5)	ROYALTY OBLIGATIONS

Effective June 30, 2004, the Company entered into an agreement (the  Innovative Agreement) with Innovative Technologies, L.L.C. (Innovative Technologies) that effectively amended the Company’s obligation in its entirety under previous existing agreements with Innovative Technologies. The previous agreements were executed in connection with the Company’s acquisition of certain of its intellectual property from Innovative Technologies in prior years. The Innovative Agreement provided for an upfront fee of $200,000, which was paid on July 1, 2004, and a 1% royalty on net sales (as defined in the Innovative Agreement) for a period of 10 years for up to a total of $1 million, whichever comes first.

(6)	RELATED PARTY TRANSACTIONS

Through August 10, 2004, the date of the completion of the Company’s initial public offering, Third Security, LLC (Third Security), an entity controlled by the Company’s current Chairman, President and Chief Executive Officer, Randal J. Kirk, provided to the Company accounting, finance, information technology, human resources, legal and executive management services at no charge to the Company. For the three months ended March 28, 2004, the Company recorded the estimated cost of these services of $182,000 as selling, general and administrative expenses and as a contribution to additional paid-in capital. Management estimated the cost of these services based on the actual compensation of the individuals performing the work multiplied by an estimated percentage of the individual’s time allocated to services performed for the Company. Management believes that this method is a reasonable approximation of the cost of these services. Management also believes that it is not practicable to estimate the cost for these services that would have been incurred if the Company had operated as an unaffiliated entity for the three months ended March 28, 2004.

Effective upon the completion of the Company’s initial public offering on August 10, 2004, the Company executed an administrative services agreement with Third Security, pursuant to which Third Security has continued to provide certain services for a monthly fee. The monthly fee varies and is based on an hourly billing rate for each individual providing services multiplied by the number of hours of services performed by such individual. The initial term of the agreement is for 24 months and may be terminated with written notice at any time by the Company. The Company also hired certain executive and administrative staff to perform functions that were previously performed by Third Security.

Also upon completion of the initial public offering, the Company entered into a lease agreement with Third Security for certain executive and administrative office space for an initial period of 24 months. The current monthly rental is approximately $6,500. The Company recognized approximately $146,000 and $19,500 of expense under the administrative services agreement and lease agreement, respectively, for the three months ended April 3, 2005. The unpaid portions of these amounts are included in due to affiliates in the accompanying consolidated balance sheet at April 3, 2005.

Index

(7)	NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Net loss (numerator)	Shares (denominator)	Per share amount
Three-month period ended March 28, 2004:
Basic net loss per share	$(1,833,373)	12,592,888	$(0.15)
Effect of dilutive stock options	—	—
Diluted net loss per share	$(1,833,373)	12,592,888	$(0.15)
Three-month period ended April 3, 2005:
Basic net loss per share	$(6,672,232)	17,788,941	$(0.38)
Effect of dilutive stock options and stock appreciation rights	—	—
Diluted net loss per share	$(6,672,232)	17,788,941	$(0.38)

All stock options and SARs to be settled by the issuance of restricted stock (see note 8) could potentially dilute net loss per share and therefore, they were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

(8)	STOCK-BASED COMPENSATION

Effective June 25, 2004 the Board approved the 2004 Incentive Compensation Plan (the Plan). The Plan was effective upon the completion of the Company’s initial public offering on August 10, 2004. The Plan permits the award of options (both incentive stock options and nonqualified options), SARs, stock awards and incentive awards to eligible persons. Eligible persons include employees, employees of affiliates, any person who provides services to the Company or to an affiliate, members of the Board and members of the board of directors of an affiliate. The Plan amends and restates the Company’s prior Employee Stock Option Plan (the Prior Plan), which permitted the grant of options to employees, directors and consultants. The Plan also replaces the former Stock Appreciation Rights Plan, which permitted the grant of SARs, which are awards with a value based on appreciation in the common stock of the Company. Options granted under the Prior Plan remain subject to the terms of that plan. The terms of the Prior Plan are substantially similar to the terms of the Plan, except that, under the Plan, SARs, stock awards and incentive awards (payable in cash or shares) may be granted in addition to options. The maximum aggregate number of shares of common stock that may be issued under the Plan, including shares issued upon the exercise of options granted under the Prior Plan, is 1,620,000 shares, but no more than 810,000 shares of common stock may be issued as stock awards. The term of each stock option issued under the Plan is fixed, but no option shall be exercisable more than 10 years after the date the option is granted. Certain options granted under the Plan are exercisable at the date of grant. All other options vest in accordance with the vesting schedule established by the Compensation Committee of the Board at the time such options are granted.

Effective March 23, 2005, the Compensation Committee approved the grant of 25,000 stock options to each of the Company’s four non-employee directors under the Plan. These 100,000 stock options have a per share exercise price of $23.20, which was the closing price of the Company’s common stock on the date of grant, were vested upon the date of grant and expire 10 years from the date of grant.

Index

Stock option activity for the three months ended April 3, 2005 was as follows:

	Number of shares	Weighted average exercise price
Balance at January 2, 2005	860,897	$4.30
Granted	100,000	23.20
Exercised	(55,650)	(3.09)
Balance at April 3, 2005	905,247	$6.46
Exercisable at April 3, 2005	636,747	$6.59

At April 3, 2005, the weighted average remaining contractual life of outstanding options was 7.7 years.

Effective March 29, 2005, the Compensation Committee of the Board of Directors granted a total of 639,000 SARs to the Company’s three executive officers under the Plan. These SARs, of which 479,250 are payable in cash and 159,750 are payable in restricted stock, have an exercise price of $24.00, which was the closing price of the Company’s common stock on the date of grant, and vest on the third anniversary of the date of grant, which is the measurement date for determining their value. Upon vesting, the SARs will not be exercisable for two additional years. In the event that the Board of Directors believes that payment of the SARs will have an adverse impact to the Company, it has the right to defer payment of the awards until such time that it believes that payment will not have an adverse impact. The Company recognized $19,081 of stock-based compensation expense related to these SARs during the three months ended April 3, 2005.

(9)	CONTINGENCIES

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

Index

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

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included in Part I -Item 1 of this Quarterly Report and the consolidated financial statements and notes thereto in the annual report on Form 10-K filed on April 1, 2005, with the SEC.

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

Index

•	the expected benefits of our Carrierwave technology such as abuse resistance and decreased toxicity; and

•	our ability to obtain favorable patent claims.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors Related to Our Business” in the annual report on Form 10-K for the fiscal year ended January 2, 2005 filed on April 1, 2005, with the SEC. The forward-looking statements made in this Form 10-Q are made only as of the date hereof and the Company does not intend to update any of these factors or to announce publicly the results of any revisions to any of its forward-looking statements, other than as required under the federal securities laws.

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

We are currently devoting our efforts to the development of our three lead product candidates. NRP104, our most advanced product candidate, is a conditionally bioreversible derivative (CBD) of amphetamine and is currently in Phase 3 trials. We anticipate filing a new drug application (NDA) on NRP104 by the end of 2005. NRP290, our second product candidate, is a CBD of hydrocodone, an opioid widely used to treat acute pain. We are currently conducting preclinical animal studies on NRP290. We anticipate filing an investigational new drug application (IND) for NRP290 by the end of the second quarter of 2005. NRP369 is our third pipeline program. This program is focused on developing a CBD of oxycodone, an opioid widely used to treat chronic pain. We are currently evaluating several CBDs of oxycodone and anticipate filing an IND on NRP369 by the fourth quarter of 2005.

Index

On January 31, 2005, we entered into a collaboration agreement with Shire Pharmaceuticals Group plc (Shire) relating to the global commercialization of NRP104 for treatment of attention deficit hyperactivity disorder (ADHD) and other potential indications. On March 31, 2005, we and Shire split this agreement into two agreements by entering into a United States Collaboration Agreement and an ROW Territory License Agreement to replace the initial collaboration agreement. The collaboration includes product development, manufacturing, marketing and sales. Under the terms of the collaboration, Shire paid us an upfront fee of $50 million on February 11, 2005, which could be refundable to Shire in certain circumstances. We have recorded the $50 million upfront payment as deferred revenue in the consolidated balance sheet at April 3, 2005.

The collaboration also provides for additional payments to us in the event that certain milestones are achieved. These potential payments include an additional $50 million on acceptance of the NDA filing by the FDA and an amount of up to $300 million depending on the characteristics of the FDA approved product labeling and $100 million upon achieving a significant sales target. The maximum amount of upfront and milestone payments under the terms of the collaboration is $505 million. In addition to the upfront and milestone payments, the collaboration provides for profit sharing on U.S. product sales when and if the product is approved by the FDA. Shire will retain 75% of profits, as defined, for the first two years following the launch of the product and the parties will share the profits equally thereafter. For product sales in the rest of the world, Shire will pay us a royalty.

Our agreements with Shire provide for certain termination rights. Shire may for instance terminate the agreements at any time prior to receiving regulatory approval in the U.S., or within 30 days of receiving the first such regulatory approval. In the latter case, Shire may under some circumstances be entitled to a termination fee of $50 million. In addition, each party may terminate in the event of an uncured, defined material breach by the other party, entitling the non-breaching party the right to purchase the interests of the breaching party. Subject to certain conditions, either party is entitled to terminate in the event that governmental action restricts or prohibits the transactions contemplated by the agreements under the laws of the U.S. or European Union.

The collaboration will be managed by committees that will have equal representation of Shire and us, although ultimate responsibility for approval is allocated to one party or the other in certain areas. We, at our own expense, will bear primary responsibility for development and regulatory approval of the product in the U.S. for ADHD, and Shire will bear primary responsibility for development and regulatory approval in other countries, and in certain cases will share those expenses with us. Shire will have primary responsibility for commercialization in all countries, and we will have certain co-promotion rights in the U.S.

Throughout our history, we have incurred significant losses. We anticipate incurring additional losses, which may increase, for our fiscal year ending January 1, 2006. We have not been and may never become profitable. As of April 3, 2005, we had an accumulated deficit of approximately $46.7 million.

Revenues. If our development efforts result in clinical success, regulatory approval and successful commercialization of our products, we could generate revenues from sales of our products. We do not expect to submit an application for regulatory approval for any of our product candidates before the end of 2005, and it could be later. If, as an alternative to commercializing a particular product, we enter into license agreements or other collaboration arrangements with corporate partners, such as our collaboration with Shire, we could recognize revenue from license fees, milestone payments or royalties from product sales.

Index

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of legal costs associated with patent filings and litigation that was settled in May 2004, board of director fees, insurance expense, personnel and benefits costs, stock-based compensation costs, costs associated with completing the collaboration agreements with Shire, and fees charged to us by an affiliate, Third Security, LLC (Third Security), for services provided to us under an administrative services agreement. Administrative services that Third Security is providing under the administrative services agreement include support for taxation, legal and market research functions as well as other miscellaneous services that we may need from time to time.

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

The following table summarizes, from inception and for the three months ended April 3, 2005, the total external development costs associated with (i) our Carrierwave technology and our earlier related iodothyronine technology, all of which costs are included in the Carrierwave line item in the table below as historically we made no efforts to separate such costs, and (ii) each of our current lead product candidates.

	Three months ended April 3, 2005	Inception to April 3, 2005
	(in thousands)
NRP104	$2,217	$9,950
NRP290	655	1,449
NRP369	38	191
Carrierwave/thyroid	—	5,488
Total	$2,910	$17,078

Index

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

Interest Income (Expense). Interest income consists of interest earned on cash and cash equivalents and short-term investments. Interest expense consists of interest on long-term debt. We currently have no long-term debt obligations.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, including, but not limited to, the progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible.

Three Months Ended April 3, 2005 Compared to Three Months Ended March 28, 2004

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2,488,000, or 362%, to $3,175,000 for the three months ended April 3, 2005 from $687,000 for the three months ended March 28, 2004. This increase is primarily attributed to a $1,500,000 fee paid to an investment banking firm for managing the process through which we were able to evaluate various partnering alternatives prior to the successful completion of our collaboration agreements with Shire, an increase of approximately $626,000 of payroll and benefit costs, including estimated bonus accruals, associated with hiring executive management and accounting personnel and a general increase in general and administrative expenses associated with being a public company.

Index

Research and Development Expenses. Research and development expenses increased $2,676,000, or 242%, to $3,784,000 for the three months ended April 3, 2005 from $1,108,000 for the three months ended March 28, 2004. An increase in external development costs of $2,194,000 accounted for most of this increase. This increase in external development costs was primarily related to Phase 3 clinical studies for our NRP104 compound and continued progress in our research and development of our NRP290 compound.

The following table shows the aggregate changes in our research and development expenses.

	Three months ended
Research and development expenses	April 3, 2005	March 28, 2004
	(in thousands)
Direct project costs:
Personnel, benefits and related costs	$471	$282
Consultants, supplies, materials and other direct costs	255	98
External development costs	2,910	716
Total direct costs	3,636	1,096
Indirect costs	148	12
Total	$3,784	$1,108

Liquidity and Capital Resources

Our operations from 2001 through April 3, 2005, have been funded primarily from proceeds of approximately $17.3 million raised from various private placements of our common stock, $33.6 million of gross proceeds from the initial public offering of our common stock on August 10, 2004, and $50 million received on February 11, 2005 in accordance with the terms of our collaboration agreements with Shire, as follows:

Fiscal year	Number of shares (1)		Price per share	Gross Proceeds
2001	150,000		$6.66	$1,000,000
2002	1,122,500		2.50	2,806,250
2002	2,038,860	(2)	2.50	5,097,151
2003	1,411,600		2.50	3,529,000
2004	970,000		5.00	4,850,000
2004 - Initial public offering	4,200,000		8.00	33,600,000
2005 - Shire collaboration	—			50,000,000
	9,892,960			$100,882,401
________________
(1)	As adjusted for a one-for-two reverse stock split effective as of August 3, 2004.
(2)
Represents shares issued upon the conversion of a convertible promissory note by RJK, L.L.C., an entity controlled by Mr. Kirk, our Chairman, President and Chief Executive Officer, in the original amount of $5,000,000 plus accrued interest of $97,151. We received the $5,000,000 of proceeds from the note issuance in August 2001.

Index

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

At April 3, 2005, we had cash and cash equivalents of $14,600,000 compared to $4,019,000 at January 2, 2005. Our cash and cash equivalents are highly liquid investments in money market funds and commercial paper. We maintain cash balances with financial institutions in excess of insured limits. We also maintain short-term investments in auction rate municipal bonds. We record these short-term investments at cost, which approximates fair market value due to their variable interest rates, which typically reset every 28 to 35 days, and the fact that, despite the long-term nature of their stated contractual maturities, we have the ability to liquidate readily these securities. We do not anticipate any losses with respect to such cash and cash equivalents and short-term investment balances.

Cash provided by operations was $41,769,000 for the three months ended April 3, 2005 compared to cash used in operations of $1,605,000 for the three months ended March 28, 2004. The upfront payment of $50,000,000 received in February 2005 under the terms of our collaboration agreements with Shire, offset by increased operating expenses primarily accounted for this change. Cash used in investing activities was $31,360,000 for the three months ended April 3, 2005 and was the result of investing the proceeds from the $50,000,000 upfront payment received from Shire. Cash provided by financing activities was $172,000 for the three months ended April 3, 2005, which was from proceeds received from exercises of stock options and $1,400,000 for the three months ended March 28, 2004, which was from proceeds from demand loans from Kirkfield. These notes were repaid during the second quarter of 2004.

The following table summarizes our contractual obligations at April 3, 2005 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	2005	Thereafter
	(in thousands)
Operating lease obligations	$161	$115	46
Research and development contracts	9,662	9,662	—
Total contractual cash obligations	$9,823	$9,777	46

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

Index

As of April 3, 2005, we do not have any short-term debt or long-term contractual or debt obligations. Our operating leases are for our research and development facilities and our administrative offices. We renewed the research and development facility lease, including additional space of 2,358 square feet, in August 2004 for one year at a monthly rental of approximately $11,000. We may renew this lease for successive one-year periods thereafter. Upon completion of the initial public offering of our common stock on August 10, 2004, we entered into an operating lease agreement with Third Security for offices occupied by certain of our executive and administrative staff. The lease is for 24 months with a current monthly rental of approximately $6,500. We may renew this lease for three successive one-year periods thereafter. We also have in-progress research and development contracts performed by third parties. As of April 3, 2005, we had commitments, which consist primarily of external development work, with third parties totaling approximately $16,944,000, of which approximately $9,662,000 had not yet been incurred. The commitments are cancelable by us at any time upon written notice.

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

Our future capital requirements will depend on a number of factors, including the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital equipment requirements for at least the next 24 months.

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

Index

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

Index

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). SFAS No. 123(R) requires companies to expense the grant-date fair value of employee stock options. SFAS No. 123(R) is effective for the first fiscal year beginning after June 15, 2005; however, early adoption is encouraged. We have not yet adopted this standard and are currently evaluating the expected impact of adoption on our consolidated financial position, results of operations and cash flows, including the specific transition method to be utilized upon adoption. We anticipate that the adoption of SFAS No. 123(R) will negatively impact our earnings.

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

We have not recorded any tax provision or benefit for the three months ended April 3, 2005 and March 28, 2004. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured. At January 2, 2005, we had federal net operating loss carry forwards of approximately $33.5 million available to reduce future taxable income, which will begin to expire in 2019.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk is currently confined to our cash and cash equivalents that have original maturities of less than three months and our short-term investments in auction rate municipal bonds. We record our investment in auction rate municipal bonds at cost, which approximates fair market value due to their variable interest rates, which typically reset every 28 to 35 days, and the fact that, despite the long-term nature of their stated contractual maturities, we have the ability to liquidate readily these securities. We currently do not hedge interest rate exposure. We have not used derivative financial instruments. Because of the short-term maturities of our cash and cash equivalents and the reset terms of our investments in auction rate municipal bonds, we do not believe that an increase in market rates would have any significant impact on their realized value.

Item 4.	Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act), as of April 3, 2005. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to our management and is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms. There has been no significant change in our internal control over financial reporting during the quarter ended April 3, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not presently involved in any legal proceedings that, in our opinion, could have a material adverse effect on our business or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Effective March 23, 2005, in consideration for their service on our Board of Directors, we granted each of our four non-employee directors options to purchase 25,000 shares of our common stock. These options were granted at an exercise price of $23.20 per share pursuant to our Incentive Compensation Plan. No underwriters were involved in these option issuances. These option issuances were exempt from registration under the Securities Act of 1933, as amended, either pursuant to Rule 701 under the Securities Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) under the Securities Act, as a transaction by an issuer not involving a public offering.

From August 5, 2004, the effective date of our Registration Statement on Form S-1 (File No. 333-115207) to April 3, 2005, in accordance with the disclosure set forth in the prospectus related to our initial public offering, we have used approximately $15.5 million of the net offering proceeds from our initial public offering, as follows:

Funding for further development of NRP104	$7,126,000
Funding for further research and development of NRP290	619,000
Working capital and general corporate purposes	7,776,000
Total	$15,521,000

We intend to use the remaining proceeds of the offering in accordance with the disclosure set forth in the prospectus related to our initial public offering, except that based upon further discussions with the FDA we have agreed to conduct additional studies in support of the NDA filing for NRP104, the cost of which we estimate to be approximately $5.5 million. As a result of these discussions, we may also be required to do additional studies with respect to further development of NRP290 and NRP369, which would result in additional cost. Pending application of the remaining proceeds, we have invested the proceeds in short-term, investment-grade, interest-bearing securities.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

There were no matters submitted to a vote of our shareholders during the quarter ended April 3, 2005.

Index

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

(b)	Reports on Form 8-K.

We filed the following reports on Form 8-K during the quarter covered by this report:

•	On March 25, 2005, we filed a Current Report on Form 8-K under Item 1.01 relating to bonus payments to executive officers and compensation of non-employee directors.

•	On March 1, 2005, we filed a Current Report on Form 8-K under Item 8.01 relating to a presentation by our management at the Wells Fargo Securities Healthcare Conference.

•	On February 10, 2005 we filed a Current Report on Form 8-K under Item 8.01 relating to a press release announcing an update on our clinical trials and pipeline.

•	On January 31, 2005, we filed a Current Report on Form 8-K under Item 1.01 relating to a collaboration agreement with Shire Pharmaceuticals Group plc for the commercialization of our NRP104 compound.

•	On January 20, 2005, we filed a Current Report on Form 8-K under Item 5.02 relating to the resignation of a member of our Board of Directors.

Index

•
On January 3, 2005, we filed a Current Report on Form 8-K under Item 8.01 relating to a press release announcing a non-binding letter of intent with Shire Pharmaceuticals Group plc, with respect to commercialization of our NRP104 compound.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW RIVER PHARMACEUTICALS INC.
(Registrant)

Date: May 11, 2005	/s/ Randal J. Kirk
Randal J. Kirk
Chairman, President and Chief Executive Officer
(Principal executive officer)

Date: May 11, 2005	/s/ Krish S. Krishnan
Krish S. Krishnan
Chief Operating Officer, Chief Financial Officer and Secretary
(Principal financial and accounting officer)