Form 10-Q
period 2005-07-03
NEW RIVER PHARMACEUTICALS INC
filed 2005-08-16
CIK 1288379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

Commission file number 000-50851

NEW RIVER PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1816479 (IRS employer identification no.)
1881 Grove Avenue Radford, Virginia (Address of principal executive offices)	24141 (Zip code)

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

Yes: ☐     No: ☒

As of August 15, 2005, there were 18,009,002 shares of the registrant’s common stock, $.001 par value per share, outstanding.

NEW RIVER PHARMACEUTICALS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED July 3, 2005

INDEX

(i)

PART I
FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
Assets	July 3, 2005		January 2, 2005
Current assets:	(Unaudited	)
Cash and cash equivalents	$1,994,076		$4,018,556
Short-term investments	60,420,758		21,174,747
Prepaid expenses	309,432		315,644
Total current assets	62,724,266		25,508,947
Property and equipment:
Leasehold improvements	94,609		76,860
Machinery and equipment	809,176		686,895
	903,785		763,755
Less accumulated depreciation and amortization	575,607		502,890
Property and equipment, net	328,178		260,865
Total assets	$63,052,444		$25,769,812
Liabilities and Shareholders’ Equity
Current liabilities:
Capital lease obligation - current	$21,083		$—
Accounts payable	813,693		701,175
Unpaid and accrued research and development expenses	2,057,146		2,100,421
Accrued compensation	787,377		1,506,413
Due to affiliates	24,488		76,920
Total current liabilities	3,703,787		4,384,929

Capital lease obligation - noncurrent	38,609		—
Accrued stock-based compensation	279,563		—
Deferred revenue	50,000,000		—
Total liabilities	54,021,959		4,384,929

Shareholders’ Equity:
Preferred stock, par value $0.001 per share. Authorized 25,000,000 shares; none issued and outstanding	—		—
Common stock, par value $0.001 per share. Authorized 150,000,000 shares; issued and outstanding 17,989,002 shares at July 3, 2005 and 17,774,554 shares at January 2, 2005	17,989		17,775
Additional paid-in capital	62,018,084		61,346,030
Accumulated deficit	(53,005,588)		(39,978,922)
Total shareholders’ equity	9,030,485		21,384,883
Commitments and contingencies
Total liabilities and shareholders’ equity	$63,052,444		$25,769,812

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
	Three months ended		Six months ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
	(Unaudited)		(Unaudited)
Sales, net	$—	$—	$—	$—
Operating costs and expenses:
Selling, general, and administrative	1,770,242	1,548,152	4,945,523	2,234,810
Research and development	5,040,996	1,312,688	8,825,211	2,420,946
Depreciation and amortization of property and equipment	39,636	29,169	74,816	59,712
Total operating expenses	6,850,874	2,890,009	13,845,550	4,715,468
Operating loss	(6,850,874)	(2,890,009)	(13,845,550)	(4,715,468)
Other income (expense):
Gain on settlement of litigation	—	1,764,043	—	1,764,043
Interest expense	(1,854)	(2,967)	(1,854)	(11,422)
Interest income	498,294	1,702	820,738	2,243
Total other income, net	496,440	1,762,778	818,884	1,754,864
Net loss	$(6,354,434)	$(1,127,231)	$(13,026,666)	$(2,960,604)
Net loss per share: Basic and diluted	$(0.35)	$(0.09)	$(0.73)	$(0.23)

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six months ended
	July 3, 2005	June 27, 2004
Cash flows from operating activities:	(Unaudited)
Net loss	$(13,026,666)	$(2,960,604)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	74,816	59,712
Stock-based compensation	372,750	936,000
Contribution of services by related party	—	445,356
Changes in operating assets and liabilities:
Prepaid expenses	6,212	(85,789)
Deferred initial public offering expenses	—	(631,711)
Due from affiliates	—	88,381
Accounts payable	116,568	467,550
Unpaid and accrued research and development expenses and other accrued expenses	(47,325)	(203,803)
Accrued compensation	(719,036)	4,421
Due to affiliates	(52,432)	(3,068)
Deferred revenue	50,000,000	—
Net cash provided by (used in) operating activities	36,724,887	(1,883,555)
Cash flows from investing activities:
Proceeds from sale of short-term investments	40,350,000	—
Purchases of short-term investments	(79,596,011)	—
Proceeds from sale of property and equipment	91	7,545
Purchases of property and equipment	(73,242)	(55,261)
Net cash used in investing activities	(39,319,162)	(47,716)
Cash flows from financing activities:
Proceeds from notes payable to shareholder	—	1,450,000
Repayment of notes payable to shareholder	—	(1,800,000)
Principal payments on capital lease obligation	(9,286)
Net proceeds from issuances of common stock	579,081	4,100,000
Net cash provided by financing activities	569,795	3,750,000
Net increase (decrease) in cash and cash equivalents	(2,024,480)	1,818,729
Cash and cash equivalents at beginning of period	4,018,556	264,393
Cash and cash equivalents at end of period	$1,994,076	$2,083,122

Noncash investing and financing activities:

In fiscal 2005, the Company financed the purchase of equipment totaling $68,978 with a capital lease.

See accompanying notes to consolidated financial statements.

NEW RIVER PHARMACEUTICALS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and six months ended July 3, 2005 and June 27, 2004
(Unaudited)

(1)	ORGANIZATION AND NATURE OF BUSINESS

(a)     Organization

New River Pharmaceuticals Inc. (the Company), a Virginia corporation, was formed in 1996. The Company has a wholly-owned subsidiary, Lotus Biochemical (Bermuda) Ltd. (Lotus Bermuda), which exists to hold pharmaceutical intellectual property. While Lotus Bermuda has held such forms of intellectual property in the past, at July 3, 2005, Lotus Bermuda holds no such assets; however, Lotus Bermuda may be used again for such purpose in the future. Alternatively, the Company may decide to dissolve Lotus Bermuda at some time in the future.

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

(a)     Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New River Pharmaceuticals Inc. and its wholly-owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Quarterly Reports on Form 10-Q. Certain disclosures required for complete financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information as of July 3, 2005 and for the three and six months ended July 3, 2005 and June 27, 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the financial information set forth herein. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended January 2, 2005, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2005.

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

(c)     Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market accounts of $1,964,485 and $22,759 at July 3, 2005 and January 2, 2005, respectively.

(d)     Short-term Investments

Short-term investments are classified in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. At July 3, 2005 and January 2, 2005, the Company’s short-term investments of $60,420,758 and $21,174,747, respectively, consisted of auction rate municipal bonds which are classified as available-for-sale. The Company records its investment in these securities at cost, which approximates fair market value due to their variable interest rates, which typically reset every 28 to 35 days, and the fact that, despite the long-term nature of their stated contractual maturities, the Company has the ability to liquidate readily these securities. As a result, the Company had no cumulative gross unrealized gains (losses) from its investments in these securities at July 3, 2005 and January 2, 2005. All income generated from these investments is recorded as interest income. Short-term investments include accrued interest of $70,758 and $24,747 at July 3, 2005 and January 2, 2005, respectively.

(e)     Inventories

In accordance with SFAS No. 2, Accounting for Research and Development Costs, the costs of producing inventory in the reporting periods prior to the receipt of regulatory approval or clearance are recorded as research and development expense. Because the Company does not currently have any products on the market, nor any products currently approved by the Food and Drug Administration or other regulatory body for production, the Company does not have any inventory at July 3, 2005 or January 2, 2005.

(f)     Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the Company’s history of losses, no income tax benefit has been recorded and the corresponding deferred tax assets have been fully reserved as the Company cannot sufficiently be assured that these deferred tax assets will be realized in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”.

(g)     Revenue Recognition

The Company’s strategy includes entering into collaborative agreements with strategic partners for the development and commercialization of its product candidates. Such collaboration agreements may have multiple deliverables. The Company evaluates multiple deliverable arrangements pursuant to EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Pursuant to EITF 00-21, in arrangements with multiple deliverables where the Company has continuing performance obligations, contract, milestone and license fees are recognized together with any up-front payments over the term of the arrangement as performance obligations are completed, unless the deliverable has stand alone value and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized. Additionally, pursuant to the guidance of Securities and Exchange Commission Staff Accounting Bulletin 104 (“SAB 104”), unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected term of the arrangements. Cash received in advance of revenue recognition is recorded as deferred revenue (see note 3).

(h)     Research and Development

Research and development expenses consist of direct costs and indirect costs. Direct research and development costs include salaries and related costs of research and development personnel, and the costs of consultants, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Indirect research and development costs include depreciation and other indirect overhead expenses. The Company considers that regulatory and other uncertainties inherent in the research and development of new products preclude it from capitalizing such costs. This treatment includes up-front and milestone payments made to third parties in connection with research and development collaborations. At July 3, 2005, the Company had research and development commitments with third parties totaling approximately $19,413,000, of which approximately $9,065,000 had not yet been incurred. The commitments are cancelable by the Company at any time upon written notice.

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

	Three months ended		Six months ended
	July 3, 2005	June 27, 2004	July 3, 2005	June 27, 2004
Net loss:
As reported	$(6,354,434)	$(1,127,231)	$(13,026,666)	$(2,960,604)
Add stock-based employee compensation expense included in reported net loss, net of related tax effects	—	3,600	—	3,600
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(92,583)	(24,325)	(2,016,166)	(69,307)
Pro forma	$(6,447,017)	$(1,147,956)	$(15,042,832)	$(3,026,311)
Net loss per share:
Basic and diluted:
As reported	$(0.35)	$(0.09)	$(0.73)	$(0.23)
Pro forma	$(0.36)	$(0.09)	$(0.84)	$(0.24)

The per share weighted average fair value of stock options granted during the six months ended July 3, 2005 and June 27, 2004 of $18.31 and $2.53, respectively, was determined on the date of grant utilizing the Black-Scholes option pricing model. The following weighted average assumptions were used in the Black-Scholes model:

	Six months ended July 3, 2005	Six months ended June 27, 2004
Expected dividend yield	0%	0%
Risk-free interest rate	4.61%	4.53%
Expected life of awards	10 years	10 years
Expected volatility	70%	0%

Because the determination of the fair value of all options granted after the Company became a publicly traded entity includes an expected volatility factor for the six months ended July 3, 2005 and because additional option grants are expected in the future, the pro forma disclosures above are not representative of the pro forma effects of option grants on reported net operating results in future years.

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

(l)     Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three and six months ended June 27, 2004 to place them on a basis comparable to the consolidated financial statements for the three and six months ended July 3, 2005.

(3)	COLLABORATION ARRANGEMENT AND OTHER AGREEMENTS

On January 31, 2005, the Company entered into a collaboration agreement with Shire Pharmaceuticals Group plc (Shire) relating to the global commercialization of NRP104 for treatment of attention deficit hyperactivity disorder (ADHD) and other potential indications. On March 31, 2005, the Company and Shire split this agreement into two agreements by entering into a United States Collaboration Agreement and an ROW Territory License Agreement (the Shire Agreements) to replace the initial collaboration agreement. The collaboration includes product development, manufacturing, marketing and sales. Under the terms of the collaboration, Shire paid the Company an upfront fee of $50 million on February 11, 2005, which could be refundable to Shire in certain circumstances. The Company has recorded the $50 million upfront payment as deferred revenue in the consolidated balance sheet at July 3, 2005.

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

On June 6, 2005, the Company entered into a development and license agreement with Depomed, Inc. to create pharmaceutical products using Depomed’s patented oral drug delivery technology with the Company’s proprietary drug compounds. Under terms of the agreement, the Company may acquire worldwide rights to use Depomed's Gastric Retention oral drug deliver technology in up to three of the Company’s proprietary compounds. Once a compound is named and entered into development, Depomed will perform feasibility studies through an initial Phase I trial. In return, the Company will reimburse Depomed on a cost-plus basis for expenses as defined in each project budget. Once preclinical and Phase I testing is completed, the Company may exercise an option to license each product candidate and advance the product into additional clinical trials. At that time, the Company will make an initial milestone payment, with additional milestone payments for each product candidate at later stages of product development. Upon ultimate commercialization of product candidates developed under this agreement, the Company will pay Depomed royalties on net sales of each product.

On July 8, 2005, the Company entered into an exclusive licensing agreement with the Ernest Gallo Clinic Research Center at the University of California San Francisco to investigate a new approach toward improving the use of opioid analgesics in the treatment of pain by reducing the development of tolerance. Under the agreement, the Company will pay a licensing fee, potential milestones and royalty payments in exchange for an exclusive license to pursue the commercial development of the technology for the treatment of pain.

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

Through August 10, 2004, the date of the completion of the Company’s initial public offering, Third Security, LLC (Third Security), an entity controlled by the Company’s current Chairman, President and Chief Executive Officer, Randal J. Kirk, provided to the Company accounting, finance, information technology, human resources, legal and executive management services at no charge to the Company. For the three and six months ended June 27, 2004, the Company recorded the estimated cost of these services of $263,000 and $445,000, respectively as selling, general and administrative expenses and as a contribution to additional paid-in capital. Management estimated the cost of these services based on the actual compensation of the individuals performing the work multiplied by an estimated percentage of the individual’s time allocated to services performed for the Company. Management believes that this method is a reasonable approximation of the cost of these services. Management also believes that it is not practicable to estimate the cost for these services that would have been incurred if the Company had operated as an unaffiliated entity for the three and six months ended June 27, 2004.

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

Also upon completion of the initial public offering, the Company entered into a lease agreement with Third Security for certain executive and administrative office space for an initial period of 24 months. The current monthly rental is approximately $6,500. The Company recognized approximately $85,000 and $250,000 of expense under the administrative services agreement and lease agreement for the three and six months ended July 3, 2005. The unpaid portions of these amounts are included in due to affiliates in the accompanying consolidated balance sheet at July 3, 2005.

(7)	NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Net loss (numerator)	Shares (denominator)	Per share amount
Three-month period ended June 27, 2004:
Basic net loss per share	$(1,127,231)	13,101,569	$(0.09)
Effect of dilutive stock options	—	—
Diluted net loss per share	$(1,127,231)	13,101,569	$(0.09)
Three-month period ended July 3, 2005:
Basic net loss per share	$(6,354,434)	17,909,856	$(0.35)
Effect of dilutive stock options and stock appreciation rights	—	—
Diluted net loss per share	$(6,354,434)	17,909,856	$(0.35)
Six-month period ended June 27, 2004:
Basic net loss per share	$(2,960,604)	12,847,229	$(0.23)
Effect of dilutive stock options	—	—
Diluted net loss per share	$(2,960,604)	12,847,229	$(0.23)
Six-month period ended July 3, 2005:
Basic net loss per share	$(13,026,666)	17,849,399	$(0.73)
Effect of dilutive stock options and stock appreciation rights	—	—
Diluted net loss per share	$(13,026,666)	17,849,399	$(0.73)

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

Stock option activity for the six months ended July 3, 2005 was as follows:

	Number of shares	Weighted average exercise price
Balance at January 2, 2005	860,897	$4.30
Granted	100,000	23.20
Exercised	(214,448)	(2.70)
Balance at July 3, 2005	746,449	$7.29
Exercisable at July 3, 2005	477,949	$7.93

At July 3, 2005, the weighted average remaining contractual life of outstanding options was 7.8 years.

Effective March 29, 2005, the Compensation Committee of the Board of Directors granted a total of 639,000 SARs to the Company’s three executive officers under the Plan. These SARs, of which 479,250 are payable in cash and 159,750 are payable in restricted stock, have an exercise price of $24.00, which was the closing price of the Company’s common stock on the date of grant, and vest on the third anniversary of the date of grant, which is the measurement date for determining their value. Upon vesting, the SARs will not be exercisable for two additional years. In the event that the Board of Directors believes that payment of the SARs will have an adverse impact to the Company, it has the right to defer payment of the awards until such time that it believes that payment will not have an adverse impact. The Company recognized $353,669 and $372,750 of stock-based compensation expense related to these SARs during the three and six months ended July 3, 2005, respectively.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors Related to Our Business” in the Annual Report on Form 10-K for the fiscal year ended January 2, 2005, filed on April 1, 2005, with the SEC. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not intend to update any of these factors or to announce publicly the results of any revisions to any of its forward-looking statements, other than as required under the federal securities laws.

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

On January 31, 2005, we entered into a collaboration agreement with Shire Pharmaceuticals Group plc (Shire) relating to the global commercialization of NRP104 for treatment of attention deficit hyperactivity disorder (ADHD) and other potential indications. On March 31, 2005, we and Shire split this agreement into two agreements by entering into a United States Collaboration Agreement and an ROW Territory License Agreement to replace the initial collaboration agreement. The collaboration includes product development, manufacturing, marketing and sales. Under the terms of the collaboration, Shire paid us an upfront fee of $50 million on February 11, 2005, which could be refundable to Shire in certain circumstances. We have recorded the $50 million upfront payment as deferred revenue in the consolidated balance sheet at July 3, 2005.

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

On June 28, 2005, we announced the submission of an investigational new drug application (IND) to the U.S. Food and Drug Administration (FDA) for NRP290, our second compound under development. We received approval of our IND in July 2005. NRP290, a novel opioid is a conditionally bioreversible derivative of hydrocodone. We have commenced clinical trials on NRP290 as a treatment of acute pain.

NRP369 is our program that is focused on developing a conditionally bioreversible of oxycodone, an opioid widely used to treat chronic pain. We recently repositioned this program as a backup to NRP290 for the acute pain market, and will not advance an IND on NRP369 until we review sufficient clinical data on NRP290 to determine that NRP369 could enjoy a differentiated market position relative to NRP290.

We recently decided to advance our development efforts in the area of hormone replacement therapy. We refer to this as our NRP409 program. Under this program, our Carrierwave triiodothyronine (T3) hormone is being developed as a replacement or supplemental therapy in patients with primary hypothyroidism and other indications. We expect to file an IND for NRP409 in the second quarter of 2006.

On June 6, 2005 we entered into a development and license agreement with Depomed, Inc. to create pharmaceutical products using Depomed’s patented oral drug delivery technology with our proprietary drug compounds. Under terms of the agreement, we may acquire worldwide rights to use Depomed's Gastric Retention oral drug deliver technology in up to three of our proprietary compounds. Once a compound is named and entered into development, Depomed will perform feasibility studies through an initial Phase I trial. In return, we will reimburse Depomed on a cost-plus basis for expenses as defined in each project budget. Once preclinical and Phase I testing is completed, we may exercise an option to license each product candidate and advance the product into additional clinical trials. At that time, we will make an initial milestone payment, with additional milestone payments for each product candidate at later stages of product development. Upon ultimate commercialization of product candidates developed under this agreement, we will pay Depomed royalties on net sales of each product.

On July 8, 2005, we entered into an exclusive licensing agreement with the Ernest Gallo Clinic Research Center at the University of California San Francisco to investigate a new approach toward improving the use of opioid analgesics in the treatment of pain by reducing the development of tolerance. The subject of the agreement is a technology developed at the Gallo Center and at the University of California San Francisco by Dr. Jennifer L. Whistler and Dr. Mark von Zastrow. Preclinical work has suggested that doses of methadone administered with morphine at certain ratios could be used to increase analgesia and decrease the potential for opioid tolerance and dependence. Under the agreement, we will pay a licensing fee, potential milestones and royalty payments in exchange for an exclusive license to pursue the commercial development of the technology for the treatment of pain. We refer to this as our NRP388 program.

Throughout our history, we have incurred significant losses. We anticipate incurring additional losses, which may increase, for our fiscal year ending January 1, 2006. We have not been and may never become profitable. As of July 3, 2005, we had an accumulated deficit of approximately $53 million.

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

Research and Development Expenses. Our current research and development efforts are primarily focused on developing our lead product candidates. Our research and development expenses consist of direct and indirect costs. Our direct costs include salaries and related expenses for personnel, including stock-based compensation, costs of materials used in research and development, costs of facilities and external development costs that consist of fees paid to professional service providers for conducting various studies and trials. Indirect costs include various overhead costs. We believe that significant investment in product development is a competitive necessity, and we plan to continue these investments in order to be in a position to realize the potential of our product candidates and proprietary technologies.

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

The following table summarizes, from inception and for the three and six months ended July 3, 2005, the total external development costs associated with (i) our Carrierwave technology and our earlier related iodothyronine technology, all of which costs are included in the Carrierwave line item in the table below as historically we made no efforts to separate such costs, (ii) each of our current lead product candidates and (iii) other preclinical development.

	Three months ended July 3, 2005	Six months ended July 3, 2005	Inception to July 3, 2005
	(in thousands)
NRP104	$3,811	$6,028	$13,761
NRP290	228	884	1,677
NRP369	—	38	191
NRP409	59	59	59
Other preclinical development	76	76	76
Carrierwave/thyroid	—	—	5,488
Total	$4,174	$7,085	$21,252

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

Three Months Ended July 3, 2005 Compared to Three Months Ended June 27, 2004

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $222,000, or 14.3%, to $1,770,000 for the three months ended July 3, 2005 from $1,548,000 for the three months ended June 27, 2004. This increase is primarily attributed to an increase of approximately $604,000 of payroll and benefit costs, including estimated bonus accruals, associated with hiring executive management and accounting personnel and a general increase in general and administrative expenses associated with being a public company. These increases were offset by a decrease in stock-based compensation of $653,000. Stock-based compensation for the three months ended June 27, 2004 was $936,000 and represented the excess of the estimated fair value of shares issued over the sales price of such shares. Stock-based compensation for the three months ended July 3, 2005 was $283,000 and represents cost being accrued over the vesting period of stock appreciation rights (SARs) granted to management.

Research and Development Expenses. Research and development expenses increased $3,728,000, or 284%, to $5,041,000 for the three months ended July 3, 2005 from $1,313,000 for the three months ended June 27, 2004. An increase in external development costs of $3,295,000 accounted for most of this increase. This increase in external development costs was primarily related to Phase 3 clinical studies for our NRP104 compound and continued progress in our research and development of our NRP290 compound.

The following table shows the aggregate changes in our research and development expenses.

	Three months ended
Research and development expenses	July 3, 2005	June 27, 2004
	(in thousands)
Direct project costs:
Personnel, benefits and related costs	$531	$268
Consultants, supplies, materials and other direct costs	222	146
External development costs	4,174	879
Total direct costs	4,927	1,293
Indirect costs	114	20
Total	$5,041	$1,313

Other Income: Other income for the three months ended June 27, 2004 included a gain of $1,764,043 on settlement of litigation, which is discussed further in the notes to the consolidated financial statements (see note 9). For the three months ended July 3, 2005, other income includes $498,294 of interest income earned primarily from investing the proceeds received from our initial public offering and the proceeds received pursuant to the collaboration agreements with Shire.

Six Months Ended July 3, 2005 Compared to Six Months Ended June 27, 2004

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2,711,000, or 121%, to $4,946,000 for the six months ended July 3, 2005 from $2,235,000 for the six months ended June 27, 2004. This increase is primarily attributed to a $1,500,000 fee paid to an investment banking firm for managing the process through which we were able to evaluate various partnering alternatives prior to successful completion of our collaboration agreements with Shire, an increase of approximately $1,210,000 of payroll and benefit costs, including estimated bonus accruals, associated with hiring executive management and accounting personnel and a general increase in general and administrative expenses associated with being a public company, including increases in legal expenses of $383,000 and directors’ and officers’ insurance of $175,000. These increases were offset by a decrease in stock-based compensation of $638,000. Stock-based compensation for the six months ended June 27, 2004 was $936,000 and represented the excess of the estimated fair value of shares issued over the sales price of such shares. Stock-based compensation for the six months ended July 3, 2005 was $298,000 and represents cost being accrued over the vesting period of stock appreciation rights (SARs) granted to management.

Research and Development Expenses. Research and development expenses increased $6,404,000, or 265%, to $8,825,000 for the six months ended July 3, 2005 from $2,421,000 for the six months ended June 27, 2004. An increase in external development costs of $5,490,000 accounted for most of this increase. This increase in external development costs as well as other increases were primarily related to Phase 3 clinical studies for our NRP104 compound and continued progress in our research and development of our NRP290 compound.

The following table shows the aggregate changes in our research and development expenses.

	Six months ended
Research and development expenses	July 3, 2005	June 27, 2004
	(in thousands)
Direct project costs:
Personnel, benefits and related costs	$1,002	$551
Consultants, supplies, materials and other direct costs	476	244
External development costs	7,085	1,595
Total direct costs	8,563	2,390
Indirect costs	262	31
Total	$8,825	$2,421

Other Income: Other income for the six months ended June 27, 2004 included a gain of $1,764,043 on settlement of litigation, which is discussed further in the notes to the consolidated financial statements (see note 9). For the six months ended July 3, 2005, other income includes $820,738 of interest income earned primarily from investing the proceeds received from our initial public offering and the proceeds received pursuant to the collaboration agreements with Shire.

Liquidity and Capital Resources

Our operations from 2001 through July 3, 2005, have been funded primarily from proceeds of approximately $17.3 million raised from various private placements of our common stock, $33.6 million of gross proceeds from the initial public offering of our common stock on August 10, 2004, and $50 million received on February 11, 2005 in accordance with the terms of our collaboration agreements with Shire, as follows:

Fiscal year	Number of shares (1)		Price per share	Gross Proceeds
2001	150,000		$6.66	$1,000,000
2002	1,122,500		2.50	2,806,250
2002	2,038,860	(2)	2.50	5,097,151
2003	1,411,600		2.50	3,529,000
2004	970,000		5.00	4,850,000
2004 - Initial public offering	4,200,000		8.00	33,600,000
2005 - Shire collaboration	—			50,000,000
	9,892,960			$100,882,401
_____________
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

At July 3, 2005, we had cash and cash equivalents of $1,994,000 compared to $4,019,000 at January 2, 2005. Our cash equivalents are highly liquid investments in money market funds. We maintain cash balances with financial institutions in excess of insured limits. We also maintain short-term investments in auction rate municipal bonds. We record these short-term investments at cost, which approximates fair market value due to their variable interest rates, which typically reset every 28 to 35 days, and the fact that, despite the long-term nature of their stated contractual maturities, we have the ability to liquidate readily these securities. We do not anticipate any losses with respect to such cash and cash equivalents and short-term investment balances.

Cash provided by operations was $36,725,000 for the six months ended July 3, 2005 compared to cash used in operations of $1,884,000 for the six months ended June 27, 2004. The upfront payment of $50,000,000 received in February 2005 under the terms of our collaboration agreements with Shire, offset by increased operating expenses primarily accounted for this change. Cash used in investing activities was $39,319,000 for the six months ended July 3, 2005 and was the result of investing the proceeds from the $50,000,000 upfront payment received from Shire. Cash provided by financing activities was $570,000 for the six months ended July 3, 2005, which was primarily from proceeds received from exercises of stock options and $3,750,000 for the six months ended June 27, 2004, which was primarily from issuances of common stock.

The following table summarizes our contractual obligations at July 3, 2005 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	2005	Thereafter
	(in thousands)
Operating lease obligations	$107	$62	45
Capital lease obligations	60	10	50
Research and development contracts	9,065	9,065	—
Total contractual cash obligations	$9,232	$9,137	$95

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

As of July 3, 2005, our long-term contractual obligations consist of a capital lease for equipment used in our research operations. Our operating leases are for our research and development facilities and our administrative offices. The lease for the research and development facilities expired at the end of July 2005 and was renewed in August 2005 for one year at a monthly rental of approximately $11,000. We may renew this lease for successive one-year periods thereafter. Upon completion of the initial public offering of our common stock on August 10, 2004, we entered into an operating lease agreement with Third Security for offices occupied by certain of our executive and administrative staff. The lease is for 24 months with a current monthly rental of approximately $6,500. We may renew this lease for three successive one-year periods thereafter. We also have in-progress research and development contracts performed by third parties. As of July 3, 2005, we had commitments, which consist primarily of external development work, with third parties totaling approximately $19,413,000, of which approximately $9,065,000 had not yet been incurred. The commitments are cancelable by us at any time upon written notice.

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

Our future capital requirements will depend on a number of factors, including the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital equipment requirements for at least the next 18 months.

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

Our strategy includes entering into collaborative agreements with strategic partners for the development and commercialization of its product candidates. Such collaboration agreements may have multiple deliverables. We evaluate multiple deliverable arrangements pursuant to EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Pursuant to EITF 00-21, in arrangements with multiple deliverables where we have continuing performance obligations, contract, milestone and license fees are recognized together with any up-front payments over the term of the arrangement as performance obligations are completed, unless the deliverable has stand alone value and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized. Additionally, pursuant to the guidance of Securities and Exchange Commission Staff Accounting Bulletin 104 (“SAB 104”), unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected term of the arrangements. Cash received in advance of revenue recognition is recorded as deferred revenue.

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

We have not recorded any tax provision or benefit for the six months ended July 3, 2005 and June 27, 2004. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured. At January 2, 2005, we had federal net operating loss carry forwards of approximately $33.5 million available to reduce future taxable income, which will begin to expire in 2019.

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

Item 4.     Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of July 3, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our design and operation of disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to our management and is recorded, processed, summarized, and reported as specified in Securities and Exchange Commission rules and forms.

There has been no significant change in our internal control over financial reporting during the quarter ended July 3, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION
Item 1.     Legal Proceedings.

We are not presently involved in any legal proceedings that, in our opinion, could have a material adverse effect on our business or financial condition.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

From August 5, 2004, the effective date of our Registration Statement on Form S-1 (File No. 333-115207) to July 3, 2005, in accordance with the disclosure set forth in the prospectus related to our initial public offering, we have used approximately $22.3 million of the net offering proceeds from our initial public offering, as follows:

Funding for further development of NRP104	$10,196,000
Funding for further research and development of NRP290	1,061,000
Working capital and general corporate purposes	11,023,000
Total	$22,280,000

We intend to use the remaining proceeds of the offering in accordance with the disclosure set forth in the prospectus related to our initial public offering, except that (i) because of our collaboration with Shire we have incurred and will incur additional general and administrative expenses and additional pre-clinical development expenses that were not originally included in our estimated use of proceeds from our initial public offering and (ii) based upon further discussions with the FDA we have agreed to conduct additional studies in support of the NDA filing for NRP104, the cost of which we estimate to be approximately $5.5 million. Based on these discussions, we believe that we may also be required to do additional studies with respect to further development of NRP290, which would result in additional cost. Pending application of the remaining proceeds, we have invested the proceeds in short-term, investment-grade, interest-bearing securities.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Securities Holders.

On May 9, 2005 we had our Annual Meeting of Shareholders. During that meeting shareholders elected our entire Board of Directors. The persons elected to the our Board of Directors and the number of shares withheld, with respect to each of these persons, were as follows:

	Number of Votes “For”	Number of Votes “Withheld”
Cesar L. Alvarez	17,603,855	522
David S. Barlow	17,604,159	218
Larry D. Horner	17,604,159	218
Randal J. Kirk	17,603,160	1,217
Krish S. Krishnan	17,603,945	432
Burton E. Sobel	17,604,172	205

There were no broker non-votes with respect to the election of directors.

Our shareholders also ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending January 1, 2006. The number of shares cast in favor of the ratification of KPMG LLP, the number against, and the number abstaining were as follows:

Number of Votes “For”	Number of Votes “Against”	Number of Votes “Abstain”
17,594,890	5	9,482

There were no broker non-votes for this ratification.

Item 5.    Other Information.

None.

Item 6.    Exhibits

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

NEW RIVER PHARMACEUTICALS INC.
(Registrant)

Date: August 16, 2005	/s/ Randal J. Kirk
Randal J. Kirk
Chairman, President and Chief Executive Officer
(Principal executive officer)

Date: August 16, 2005	/s/ Krish S. Krishnan
Krish S. Krishnan
Chief Operating Officer, Chief Financial Officer and Secretary
(Principal financial and accounting officer)