Form 10-Q
period 2005-10-02
NEW RIVER PHARMACEUTICALS INC
filed 2005-11-16
CIK 1288379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
——————

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes: ☐ No: ☒

As of November 11, 2005, there were 18,144,701 shares of the registrant’s common stock, $.001 par value per share, outstanding.

NEW RIVER PHARMACEUTICALS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED October 2, 2005

(i)

Index

PART I
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

Assets	October 2, 2005	January 2, 2005
Current assets:	(Unaudited)
Cash and cash equivalents	$1,723,592	$4,018,556
Short-term investments	54,843,804	21,174,747
Prepaid expenses	1,180,610	315,644
Total current assets	57,748,006	25,508,947
Property and equipment:
Leasehold improvements	94,609	76,860
Machinery and equipment	811,545	686,895
	906,154	763,755
Less accumulated depreciation and amortization	617,169	502,890
Property and equipment, net	288,985	260,865
Total assets	$58,036,991	$25,769,812
Liabilities and Shareholders’ Equity
Current liabilities:
Capital lease obligation - current	$21,681	$—
Accounts payable	1,218,377	701,175
Unpaid and accrued research and development expenses	1,968,323	2,100,421
Accrued compensation	1,825,533	1,506,413
Due to affiliates	111,838	76,920
Total current liabilities	5,145,752	4,384,929

Capital lease obligation - noncurrent	32,959	—
Accrued stock-based compensation	2,071,558	—
Deferred revenue	50,000,000	—
Total liabilities	57,250,269	4,384,929

Shareholders’ Equity:
Preferred stock, par value $0.001 per share.
Authorized 25,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.001 per share.
Authorized 150,000,000 shares; issued and outstanding 18,127,201 shares at October 2, 2005 and 17,774,554 shares at January 2, 2005	18,127	17,775
Additional paid-in capital	62,875,645	61,346,030
Accumulated deficit	(62,107,050)	(39,978,922)
Total shareholders’ equity	786,722	21,384,883
Commitments and contingencies
Total liabilities and shareholders’ equity	$58,036,991	$25,769,812

See accompanying notes to consolidated financial statements.

Index

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
	(Unaudited)		(Unaudited)
Sales, net	$—	$—	$—	$—

Operating costs and expenses:
Selling, general, and administrative	4,327,045	1,374,455	9,272,568	3,609,265
Research and development	5,247,036	3,072,912	14,072,247	5,493,858
Depreciation and amortization of property and equipment	41,562	30,254	116,378	89,966
Total operating expenses	9,615,643	4,477,621	23,461,193	9,193,089
Operating loss	(9,615,643)	(4,477,621)	(23,461,193)	(9,193,089)

Other income (expense):
Gain on settlement of litigation	—	—	—	1,764,043
Interest expense	(1,633)	—	(3,487)	(11,422)
Interest income	515,814	61,357	1,336,552	63,600
Total other income, net	514,181	61,357	1,333,065	1,816,221
Net loss	$(9,101,462)	$(4,416,264)	$(22,128,128)	$(7,376,868)
Net loss per share:
Basic and diluted	$(0.50)	$(0.28)	$(1.24)	$(0.53)

See accompanying notes to consolidated financial statements

Index

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	October 2, 2005	September 26, 2004
	(Unaudited)
Cash flows from operating activities:
Net loss	$(22,128,128)	$(7,376,868)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	116,378	89,966
Stock-based compensation	2,485,869	1,386,000
Contribution of services by related party	—	576,229
Changes in operating assets and liabilities:
Prepaid expenses	(864,966)	(347,343)
Due from affiliates	—	88,381
Accounts payable	517,202	668,244
Unpaid and accrued research and development expenses	(132,098)	(192,918)
Accrued compensation	319,120	(8,062)
Due to affiliates	34,918	69,191
Deferred revenue	50,000,000	—
Net cash provided by (used in) operating activities	30,348,295	(5,047,180)
Cash flows from investing activities:
Proceeds from sale of short-term investments	53,075,000	—
Purchases of short-term investments	(86,744,057)	—
Proceeds from sale of property and equipment	91	7,545
Purchases of property and equipment	(75,611)	(73,663)
Net cash used in investing activities	(33,744,577)	(66,118)
Cash flows from financing activities:
Proceeds from notes payable to shareholder	—	1,450,000
Repayment of notes payable to shareholder	—	(1,800,000)
Principal payments on capital lease obligation	(14,338)	—
Net proceeds from issuances of common stock	1,115,656	34,827,436
Net cash provided by financing activities	1,101,318	34,477,436
Net increase (decrease) in cash and cash equivalents	(2,294,964)	29,364,138
Cash and cash equivalents at beginning of period	4,018,556	264,393
Cash and cash equivalents at end of period	$1,723,592	$29,628,531
Noncash investing and financing activities:
In fiscal 2005, the Company financed the purchase of equipment totaling $68,978 with a capital lease.

See accompanying notes to consolidated financial statements.

Index

NEW RIVER PHARMACEUTICALS INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and nine months ended October 2, 2005 and September 26, 2004
(Unaudited)

(1)	ORGANIZATION AND NATURE OF BUSINESS

(a)	Organization

New River Pharmaceuticals Inc. (the Company), a Virginia corporation, was formed in 1996. The Company has a wholly-owned subsidiary, Lotus Biochemical (Bermuda) Ltd. (Lotus Bermuda), which exists to hold pharmaceutical intellectual property. While Lotus Bermuda has held such forms of intellectual property in the past, at October 2, 2005, Lotus Bermuda holds no such assets; however, Lotus Bermuda may be used again for such purpose in the future. Alternatively, the Company may decide to dissolve Lotus Bermuda at some time in the future.

(b)	Nature of Business

The Company is a specialty pharmaceutical company focused on developing safer and improved versions of widely-prescribed drugs in large and growing markets. Utilizing its proprietary CarrierwaveTM technology, the Company is developing new molecular entities that are derivatives of public domain actives and attempt to address certain deficiencies associated with currently marketed drugs. The products in the Company’s pipeline that are the most advanced in their development are NRP104 and NRP290, which are conditionally bioreversible derivatives (CBDs) of amphetamine and hydrocodone that are designed to provide overdose protection, abuse resistance and less potential for addiction while affording comparable efficacy.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New River Pharmaceuticals Inc. and its wholly-owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Quarterly Reports on Form 10-Q. Certain disclosures required for complete financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information as of October 2, 2005 and for the three and nine months ended October 2, 2005 and September 26, 2004 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to state fairly the financial information set forth herein. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended January 2, 2005, included in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2005.

Index

(b)	Fiscal Periods

The Company maintains its books using a 52/53-week fiscal year ending on the Sunday nearest the last day of December. Quarterly periods are closed every 13 weeks except during years that include 53 weeks. In such years, the fourth quarter will include 14 weeks. Fiscal year 2004 includes 53 weeks and ended on January 2, 2005. Fiscal year 2005 includes 52 weeks and ends January 1, 2006.

(c)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market accounts of $1,420,248 and $22,759 at October 2, 2005 and January 2, 2005, respectively.

(d)	Short-term Investments

Short-term investments are classified in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At October 2, 2005 and January 2, 2005, the Company’s short-term investments of $54,843,804 and $21,174,747, respectively, consisted of auction rate municipal bonds, which are classified as available-for-sale. The Company records its investment in these securities at cost, which approximates fair market value due to their variable interest rates, which typically reset every 28 to 35 days, and the fact that, despite the long-term nature of their stated contractual maturities, the Company has the ability to liquidate readily these securities. As a result, the Company had no cumulative gross unrealized gains (losses) from its investments in these securities at October 2, 2005 and January 2, 2005. All income generated from these investments is recorded as interest income. Short-term investments include accrued interest of $68,804 and $24,747 at October 2, 2005 and January 2, 2005, respectively.

(e)	Inventories

In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” the costs of producing inventory in the reporting periods prior to the receipt of regulatory approval or clearance are recorded as research and development expense. Because the Company does not currently have any products on the market, nor any products currently approved by the U.S. Food and Drug Administration (FDA) or other regulatory body for production, the Company did not have any inventory at October 2, 2005 or January 2, 2005.

(f)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the Company’s history of losses, no income tax benefit has been recorded and the corresponding deferred tax assets have been fully reserved as the Company cannot sufficiently be assured that these deferred tax assets will be realized in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”

Index

(g)	Revenue Recognition

The Company’s strategy includes entering into collaborative agreements with strategic partners for the development and commercialization of its product candidates. Such collaboration agreements may have multiple deliverables. The Company evaluates multiple deliverable arrangements pursuant to EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Pursuant to EITF 00-21, in arrangements with multiple deliverables where the Company has continuing performance obligations, contract, milestone and license fees are recognized together with any up-front payments over the term of the arrangement as performance obligations are completed, unless the deliverable has stand alone value and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized. Additionally, pursuant to the guidance of SEC Staff Accounting Bulletin 104 (“SAB 104”), unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected term of the arrangements. Cash received in advance of revenue recognition is recorded as deferred revenue (see note 3).

(h)	Research and Development

Research and development expenses consist of direct costs and indirect costs. Direct research and development costs include salaries and related costs of research and development personnel, and the costs of consultants, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Indirect research and development costs include depreciation and other indirect overhead expenses. The Company considers that regulatory and other uncertainties inherent in the research and development of new products preclude it from capitalizing such costs. This treatment includes up-front and milestone payments made to third parties in connection with research and development collaborations. At October 2, 2005, the Company had research and development commitments with third parties totaling approximately $18,339,000 of which approximately $7,168,000 had not yet been incurred. The commitments are cancelable by the Company at any time upon written notice.

(i)	Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25,” and FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” to account for its fixed-plan stock options and stock appreciation rights (SARs), including stock options granted to non-employee members of the Board of Directors. Under this method, compensation expense is recorded for stock options on the date of grant only if the current market price of the underlying stock exceeds the exercise price. For SARs, compensation expense is recorded over the vesting period based on the difference between the market value of the Company’s common stock at the end of the current reporting period and the exercise price of the SARs. SARs to be settled in cash are recorded as a liability and SARs to be settled with common stock are recorded as additional paid in capital. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123.”

Index

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). SFAS No. 123(R) requires companies to expense the grant-date fair value of employee stock options over the vesting period. The Company will adopt this standard beginning with the first quarter of 2006 and is currently evaluating the expected impact of adoption on its consolidated financial position, results of operations and cash flows, including the specific transition method to be utilized upon adoption. It is anticipated that the adoption of SFAS No. 123(R) will negatively impact the Company’s earnings.

The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three months ended		Nine months ended
	October 2, 2005	September 26, 2004	October 2, 2005	September 26, 2004
Net loss:
As reported	$(9,101,462)	$(4,416,264)	$(22,128,128)	$(7,376,868)
Add stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	3,600
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(92,583)	(123,236)	(2,108,749)	(192,328)
Pro forma	$(9,194,045)	$(4,539,500)	$(24,236,877)	$(7,565,596)

Net loss per share:
Basic and diluted:
As reported	$(0.50)	$(0.28)	$(1.24)	$(0.53)
Pro forma	$(0.51)	$(0.29)	$(1.35)	$(0.55)

Index

The per share weighted average fair value of stock options granted during the nine months ended October 2, 2005 of $18.31 and the three and nine months ended September 26, 2004 of $1.99 and $2.00, respectively, was determined on the date of grant utilizing the Black-Scholes option pricing model. The following weighted average assumptions were used in the Black-Scholes model:

	Nine months ended October 2, 2005	Three months ended September 26, 2004	Nine months ended September 26, 2004
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.61%	4.18-4.32%	4.53%
Expected life of awards	10 years	10 years	10 years
Expected volatility	70%	70%	70%

Because the determination of the fair value of all options granted after the Company became a publicly traded entity includes an expected volatility factor for the nine months ended October 2, 2005 and subsequent to the Company’s initial public offering that was completed on August 10, 2004 for the nine months ended September 26, 2004, and because additional option grants are expected in the future, the pro forma disclosures above are not representative of the pro forma effects of option grants on reported net operating results in future years.

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

Certain reclassifications have been made to the consolidated financial statements for the three and nine months ended September 26, 2004 to place them on a basis comparable to the consolidated financial statements for the three and nine months ended October 2, 2005.

Index

(3)	COLLABORATION ARRANGEMENT AND OTHER AGREEMENTS

On January 31, 2005, the Company entered into a collaboration agreement with Shire Pharmaceuticals Group plc (Shire) relating to the global commercialization of NRP104 for treatment of attention deficit hyperactivity disorder (ADHD) and other potential indications. On March 31, 2005, the Company and Shire split this agreement into two agreements by entering into a United States Collaboration Agreement and an ROW Territory License Agreement (the Shire Agreements) to replace the initial collaboration agreement. The collaboration includes product development, manufacturing, marketing and sales. Under the terms of the collaboration, Shire paid the Company an upfront fee of $50 million on February 11, 2005, which could be refundable to Shire in certain circumstances. The Company has recorded the $50 million upfront payment as deferred revenue in the consolidated balance sheet at October 2, 2005.

The Shire Agreements also provide for additional payments to the Company in the event that certain milestones are achieved. These potential payments include an additional $50 million on acceptance of the new drug application (NDA) filing by the FDA, an amount of up to $300 million following the first commercial sale of the product, depending on the characteristics of the FDA approved product labeling, and $100 million upon achieving a significant sales target. The maximum amount of upfront and milestone payments under the terms of the collaboration is $505 million. In addition to the upfront and milestone payments, the Shire Agreements provide for profit sharing on U.S. product sales when and if the product is approved by the FDA. Shire will retain 75% of profits, as defined, for the first two years following the launch of the product and the parties will share the profits equally thereafter. For product sales in the rest of the world, Shire will pay the Company a royalty. The Shire Agreements provide for certain termination rights. Shire may for instance terminate the Shire Agreements at any time prior to receiving regulatory approval in the United States, or within 30 days of receiving the first such regulatory approval. In the latter case, Shire may under some circumstances be entitled to a termination fee of $50 million. In addition, each party may terminate in the event of an uncured, defined material breach by the other party, entitling the non-breaching party the right to purchase the interests of the breaching party. Subject to certain conditions, either party is entitled to terminate in the event that governmental action restricts or prohibits the transactions contemplated by the Shire Agreements under the laws of the United States or European Union.

On June 6, 2005, the Company entered into a development and license agreement with Depomed, Inc. (Depomed) to create pharmaceutical products using Depomed’s patented oral drug delivery technology with the Company’s proprietary drug compounds. Under terms of the agreement, the Company may acquire worldwide rights to use Depomed's Gastric Retention oral drug delivery technology in up to three of the Company’s proprietary compounds. Once a compound is named and entered into development, Depomed will perform feasibility studies through an initial Phase I trial. In return, the Company will reimburse Depomed on a cost-plus basis for expenses as defined in each project budget. Once preclinical and Phase I testing is completed, the Company may exercise an option to license each product candidate and advance the product into additional clinical trials. At that time, the Company will make an initial milestone payment, with additional milestone payments for each product candidate at later stages of product development. Upon ultimate commercialization of product candidates developed under this agreement, the Company will pay Depomed royalties on net sales of each product.

Index

On June 29, 2005, we entered into a letter agreement with Optimer Pharmaceuticals, Inc. (Optimer) for the development of one or more proprietary pharmaceutical products comprising carbohydrate conjugates of iron for administration by injection using Optimer’s proprietary carbohydrate synthesis technology.  Under the letter agreement, Optimer is responsible for synthesizing and characterizing compounds for testing.  Optimer commenced work on this project during the third quarter, and we are responsible for reimbursing Optimer for such work at a full time equivalent (FTE) consistent with current industry standards.  We will be responsible for conducting all preclinical and clinical testing on any such compounds.  The parties currently are negotiating a more formal and detailed agreement.  Upon execution of this more formal and detailed agreement, we will pay a licensing fee and potential milestones and royalty payments.

On July 8, 2005, the Company entered into an exclusive licensing agreement with the Ernest Gallo Clinic Research Center at the University of California San Francisco to investigate a new approach toward improving the use of opioid analgesics in the treatment of pain by reducing the development of tolerance. Under the agreement, the Company paid a licensing fee and will pay an annual license maintenance fee, potential milestones and royalty payments in exchange for an exclusive license to pursue the commercial development of the technology for the treatment of pain. The Company refers to this as its NRP388 program.

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

In February and March 2004, the Company received a total of $1,400,000 and, in April 2004, the Company received $50,000 from Kirkfield, L.L.C., a related party, in exchange for a series of promissory demand notes. These notes, along with an additional promissory demand note issued in exchange for $350,000 received from Kirkfield, L.L.C. in February 2003, were due, along with accrued interest at the prime rate, upon demand of the holder or in the event of default (as defined) by the Company. On March 26, 2004, the Company entered into a Subscription Agreement with New River Management III, LP (the Fund), an affiliated private equity fund, pursuant to which the Company agreed to sell, and the Fund agreed to purchase 453,333 shares of the Company’s common stock on or before April 9, 2004, 156,667 shares on or before May 10, 2004, 150,000 shares on or before June 9, 2004, and 150,000 shares on or before July 12, 2004 at $5.00 per share. On April 16, 2004, the Company repaid the outstanding balances of the notes payable to Kirkfield, L.L.C., totaling $1,800,000 plus accrued interest, using a portion of the $2,266,665 proceeds received from the sale of common stock to the Fund, which was originally due on April 9, 2004 and which was received on April 14, 2004. The proceeds from the May 10, 2004, June 9, 2004 and July 12, 2004 stock issuances totaled $783,335, $750,000 and $750,000, respectively, and were received on May 14, 2004, June 10, 2004 and July 12, 2004, respectively. On May 3, 2004, the Company also issued 60,000 shares of common stock to a member of the Board of Directors of the Company and received proceeds of $300,000 from this sale. The Company also issued 5,000 stock options to the same member of the Board of Directors on May 3, 2004. The stock options vested immediately and had an exercise price of $5.00 per share.

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

On April 23, 2004, the Company entered into a credit agreement with Randal J. Kirk (2000) Limited Partnership (the Partnership), an entity controlled by the Company’s current Chairman, President and Chief Executive Officer, Randal J. Kirk. Under the terms of the credit agreement, the Partnership provided an irrevocable line of credit to the Company for up to the principal amount of $5 million. The proceeds from the credit line were to be used by the Company for general working capital and operating expenses. Amounts advanced to the Company under this credit agreement were to bear interest at 12% and payments made by the Company were to be applied first to any accrued interest. This credit agreement expired in accordance with its terms on August 10, 2004, which was the completion of the initial public offering of the Company’s common stock. The Company made no borrowings under this credit agreement during the time it was in effect.

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

Through August 10, 2004, the date of the completion of the Company’s initial public offering, Third Security, LLC (Third Security), an entity controlled by the Company’s current Chairman, President and Chief Executive Officer, Randal J. Kirk, provided to the Company accounting, finance, information technology, human resources, legal and executive management services at no charge to the Company. For the three and nine months ended September 26, 2004, the Company recorded the estimated cost of these services of $131,000 and $576,000, respectively, as selling, general and administrative expenses and as a contribution to additional paid-in capital. Management estimated the cost of these services based on the actual compensation of the individuals performing the work multiplied by an estimated percentage of the individual’s time allocated to services performed for the Company. Management believes that this method is a reasonable approximation of the cost of these services. Management also believes that it is not practicable to estimate the cost for these services that would have been incurred if the Company had operated as an unaffiliated entity for the three and nine months ended September 26, 2004.

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

Also upon completion of the initial public offering, the Company entered into a lease agreement with Third Security for certain executive and administrative office space for an initial period of 24 months. The current monthly rental is approximately $6,500. The Company recognized approximately $38,000 and $10,000 of expense under the administrative services agreement and lease agreement, respectively, from August 10, 2004 through September 26, 2004. The Company recognized approximately $108,000 and $358,000 of expense under the administrative services agreement and lease agreement for the three and nine months ended October 2, 2005. The unpaid portions of these amounts are included in due to affiliates in the accompanying consolidated balance sheet at October 2, 2005.

Index

(7)	NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Net loss (numerator)	Shares (denominator)	Per share amount
Three-month period ended September 26, 2004:
Basic net loss per share	$(4,416,264)	15,707,393	$(0.28)
Effect of dilutive stock options	—	—
Diluted net loss per share	$(4,416,264)	15,707,393	$(0.28)
Three-month period ended October 2, 2005:
Basic net loss per share	$(9,101,462)	18,031,817	$(0.50)
Effect of dilutive stock options and stock appreciation rights	—	—
Diluted net loss per share	$(9,101,462)	18,031,817	$(0.50)
Nine-month period ended September 26, 2004:
Basic net loss per share	$(7,376,868)	13,800,617	$(0.53)
Effect of dilutive stock options	—	—
Diluted net loss per share	$(7,376,868)	13,800,617	$(0.53)
Nine-month period ended October 2, 2005:
Basic net loss per share	$(22,128,128)	17,910,205	$(1.24)
Effect of dilutive stock options and stock appreciation rights	—	—
Diluted net loss per share	$(22,128,128)	17,910,205	$(1.24)

All SARs to be settled by the issuance of restricted stock (see note 8) and stock options could potentially dilute net loss per share and, therefore, they were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

(8)	STOCK-BASED COMPENSATION

Effective June 25, 2004, the Board approved the 2004 Incentive Compensation Plan (the Plan). The Plan was effective upon the completion of the Company’s initial public offering on August 10, 2004. The Plan permits the award of options (both incentive stock options and nonqualified options), SARs, stock awards and incentive awards to eligible persons. Eligible persons include employees, employees of affiliates, any person who provides services to the Company or to an affiliate, members of the Board and members of the board of directors of an affiliate. The Plan amends and restates the Company’s prior Employee Stock Option Plan (the Prior Plan), which permitted the grant of options to employees, directors and consultants. The Plan also replaces the former Stock Appreciation Rights Plan, which permitted the grant of SARs, which are awards with a value based on appreciation in the common stock of the Company. Options granted under the Prior Plan remain subject to the terms of that plan. The terms of the Prior Plan are substantially similar to the terms of the Plan, except that, under the Plan, SARs, stock awards and incentive awards (payable in cash or shares) may be granted in addition to options. The maximum aggregate number of shares of common stock that may be issued under the Plan, including shares issued upon the exercise of options granted under the Prior Plan, is 1,620,000 shares, but no more than 810,000 shares of common stock may be issued as stock awards. The term of each stock option issued under the Plan is fixed, but no option shall be exercisable more than 10 years after the date the option is granted. Certain options granted under the Plan are exercisable at the date of grant. All other options vest in accordance with the vesting schedule established by the Compensation Committee of the Board at the time such options are granted.

Index

Effective March 23, 2005, the Compensation Committee approved the grant of 25,000 stock options to each of the Company’s four non-employee directors under the Plan. These 100,000 stock options have a per share exercise price of $23.20, which was the closing price of the Company’s common stock on the date of grant, were vested upon the date of grant and expire 10 years from the date of grant.

Stock option activity for the nine months ended October 2, 2005 was as follows:

	Number of shares	Weighted average exercise price
Balance at January 2, 2005	860,897	$4.30
Granted	100,000	23.20
Exercised	(352,647)	(3.16)
Expired or Forfeited	(3,334)	(14.22)

Balance at October 2, 2005	604,916	$8.03

Exercisable at October 2, 2005	394,750	$9.39

At October 2, 2005, the weighted average remaining contractual life of outstanding options was 7.7 years.

Effective March 29, 2005, the Compensation Committee of the Board granted a total of 639,000 SARs to the Company’s three executive officers under the Plan. These SARs, of which 479,250 are payable in cash and 159,750 are payable in restricted stock, have an exercise price of $24, which was the closing price of the Company’s common stock on the date of grant, and vest on the third anniversary of the date of grant, which is the measurement date for determining their value. The restricted stock issued upon the vesting of the stock-based SARs will vest upon the second anniversary following the exercise of the SARs. In the event that the Board of Directors believes that payment of the SARs will have an adverse impact to the Company, it has the right to defer payment of the awards until such time that it believes that payment will not have an adverse impact. The Company recognized approximately $2,113,000 and $2,486,000 of stock-based compensation expense related to these SARs during the three and nine months ended October 2, 2005, respectively.

Index

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

In the normal course of business, the Company may enter into agreements that incorporate indemnification provisions. While the maximum amount to which the Company may be exposed under such agreements cannot be reasonably estimated, the Company maintains insurance coverage that management believes will effectively mitigate the Company’s obligations under these indemnification provisions. No amounts have been recorded in the consolidated financial statements with respect to the Company’s obligations under such agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included in Part I -Item 1 of this Quarterly Report and the consolidated financial statements and notes thereto in the annual report on Form 10-K filed on April 1, 2005, with the Securities and Exchange Commission (SEC).

Information Regarding Forward-Looking Statements

The following discussion contains forward-looking statements. All statements, other than statements of historical facts, included in the following discussion regarding our strategy, future operations, future financial position, future revenues, future costs, prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the progress of our product development programs;

Index

•	the status of our preclinical and clinical development of potential drugs, clinical trials and the regulatory approval process;

•	our estimates for future revenues and profitability;

•	our estimates regarding our capital requirements and our needs for additional financing;

•	the likely scheduling of product candidates;

•	our ability to attract partners with acceptable development, regulatory and commercialization expertise;

•	the likelihood of regulatory approval under Section 505(b)(1) and Section 505(b)(2) under the Federal Food, Drug and Cosmetic Act;

•	the expected benefits of our Carrierwave technology such as abuse resistance and decreased toxicity; and

•	our ability to obtain favorable patent claims.

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

Overview

We are a specialty pharmaceutical company focused on developing novel pharmaceuticals that are safer and improved versions of widely-prescribed drugs in large and growing markets. Utilizing our proprietary Carrierwave technology, we are currently developing new molecular entities that are derivative of public domain actives, and attempt to address certain deficiencies associated with currently marketed drugs. The products in our pipeline that are the most advanced in their development are NRP104 and NRP290, which are conditionally bioreversible derivatives (CBDs) of amphetamine and hydrocodone that are designed to provide overdose protection, abuse resistance and less potential for addiction while affording comparable efficacy. We believe some of our drugs may prove highly resistant to overdose. We believe that we are the first company with a viable product in the pipeline attempting to address the potential overdose risk associated with currently-marketed amphetamines and opioids.

Index

NRP104, our most advanced product candidate, is a conditionally bioreversible derivative (CBD) of amphetamine and is currently in Phase 3 trials. We anticipate filing a new drug application (NDA) on NRP104 by the end of 2005.

On January 31, 2005, we entered into a collaboration agreement with Shire Pharmaceuticals Group plc (Shire) relating to the global commercialization of NRP104 for treatment of attention deficit hyperactivity disorder (ADHD) and other potential indications. On March 31, 2005, we and Shire split this agreement into two agreements by entering into a United States Collaboration Agreement and an ROW Territory License Agreement to replace the initial collaboration agreement. The collaboration includes product development, manufacturing, marketing and sales. Under the terms of the collaboration, Shire paid us an upfront fee of $50 million on February 11, 2005, which could be refundable to Shire in certain circumstances. We have recorded the $50 million upfront payment as deferred revenue in the consolidated balance sheet at October 2, 2005.

The collaboration also provides for additional payments to us in the event that certain milestones are achieved. These potential payments include an additional $50 million on acceptance of the new drug application (NDA) filing by the U.S. Food and Drug Administration (FDA), an amount of up to $300 million following the first commercial sale of the product, depending on the characteristics of the FDA approved product labeling, and $100 million upon achieving a significant sales target. The maximum amount of upfront and milestone payments under the terms of the collaboration is $505 million. In addition to the upfront and milestone payments, the collaboration provides for profit sharing on U.S. product sales when and if the product is approved by the FDA. Shire will retain 75% of profits, as defined, for the first two years following the launch of the product and the parties will share the profits equally thereafter. For product sales in the rest of the world, Shire will pay us a royalty. We are continuing to evaluate our accounting for the potential payments to be received pursuant to these agreements and expect to have our evaluation completed by the time we file our annual report on Form 10-K for the fiscal year ending January 1, 2006. Our preliminary evaluation is that certain of the milestone payments, such as the product labeling milestone of up to $300 million, will be recognized as revenue in the event that we achieve such milestone.

Our agreements with Shire provide for certain termination rights. Shire may for instance terminate the agreements at any time prior to receiving regulatory approval in the United States, or within 30 days of receiving the first such regulatory approval. In the latter case, Shire may under some circumstances be entitled to a termination fee of $50 million. In addition, each party may terminate in the event of an uncured, defined material breach by the other party, entitling the non-breaching party the right to purchase the interests of the breaching party. Subject to certain conditions, either party is entitled to terminate in the event that governmental action restricts or prohibits the transactions contemplated by the agreements under the laws of the United States or European Union.

Index

The collaboration will be managed by committees that will have equal representation of Shire and us, although ultimate responsibility for approval is allocated to one party or the other in certain areas. We, at our own expense, will bear primary responsibility for development and regulatory approval of the product in the United States for ADHD, and Shire will bear primary responsibility for development and regulatory approval in other countries, and in certain cases will share those expenses with us. Shire will have primary responsibility for commercialization in all countries, and we will have certain co-promotion rights in the United States.

On June 28, 2005, we announced the submission of an investigational new drug application (IND) to the FDA for NRP290, our second compound under development. NRP290, a novel opioid, is a conditionally bioreversible derivative of hydrocodone. We received approval of our IND for NRP290 in July 2005. On September 12, 2005, we announced results of a single dose pharmacokinetic study to assess oral bioavailability of hydrocodone from NRP290 and acetaminophen tablets, as compared to hydrocodone bitartrate and acetaminophen tablets in fasted state in healthy adult volunteers. Data presented indicate comparable bioavailability and the absence of intact NRP290 conjugates in the bloodstream. The dose of hydrocodone in NRP290 was 50% higher than that of Vicodin (7.5mg vs 5.0mg). Pharmacokinetic data indicate that "area under the curve," or AUC, for hydrocodone from NRP290 was proportionately higher for NRP290 than the positive control. AUC represents the total amount of a compound that is released into the blood. We believe this is positive because AUC for opioids is believed to be associated with analgesia, whereas "peak plasma concentration," or Cmax, may be associated with euphoria (i.e., abuse). That NRP290 demonstrated comparable Cmax and higher AUC at a 50% higher dose of hydrocodone than the positive control suggests that the drug may have comparable analgesic effect and lower abuse potential. We are currently conducting a second Phase 1 study to determine a dose range. We intend to initiate a Phase 2 study of the compound in the first half of 2006.

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

On June 6, 2005 we entered into a development and license agreement with Depomed, Inc. (Depomed) to create pharmaceutical products using Depomed’s patented oral drug delivery technology with our proprietary drug compounds. Under terms of the agreement, we may acquire worldwide rights to use Depomed's Gastric Retention oral drug delivery technology in up to three of our proprietary compounds. Once a compound is named and entered into development, Depomed will perform feasibility studies through an initial Phase I trial. In return, we will reimburse Depomed on a cost-plus basis for expenses as defined in each project budget. Once preclinical and Phase I testing is completed, we may exercise an option to license each product candidate and advance the product into additional clinical trials. At that time, we will make an initial milestone payment, with additional milestone payments for each product candidate at later stages of product development. Upon ultimate commercialization of product candidates developed under this agreement, we will pay Depomed royalties on net sales of each product.

Index

On June 29, 2005, we entered into a letter agreement with Optimer Pharmaceuticals, Inc. (Optimer) for the development of one or more proprietary pharmaceutical products comprising carbohydrate conjugates of iron for administration by injection using Optimer’s proprietary carbohydrate synthesis technology.  Under the letter agreement, Optimer is responsible for synthesizing and characterizing compounds for testing.  Optimer commenced work on this project during the third quarter, and we are responsible for reimbursing Optimer for such work at a full time equivalent (FTE) consistent with current industry standards.  We will be responsible for conducting all preclinical and clinical testing on any such compounds.  The parties currently are negotiating a more formal and detailed agreement.  Upon execution of this more formal and detailed agreement, we will pay a licensing fee and potential milestones and royalty payments.

On July 8, 2005, we entered into an exclusive licensing agreement with the Ernest Gallo Clinic Research Center at the University of California San Francisco to investigate a new approach toward improving the use of opioid analgesics in the treatment of pain by reducing the development of tolerance. The subject of the agreement is a technology developed at the Gallo Center and at the University of California San Francisco by Dr. Jennifer L. Whistler and Dr. Mark von Zastrow. Preclinical work has suggested that doses of methadone administered with morphine at certain ratios could be used to increase analgesia and decrease the potential for opioid tolerance and dependence. Under the agreement, we paid a licensing fee and will pay an annual license maintenance fee, potential milestones and royalty payments in exchange for an exclusive license to pursue the commercial development of the technology for the treatment of pain. We refer to this as our NRP388 program.

Throughout our history, we have incurred significant losses. We anticipate incurring additional losses, which may increase, for our fiscal year ending January 1, 2006. We have not been and may never become profitable. As of October 2, 2005, we had an accumulated deficit of approximately $62.1 million.

Revenues. If our development efforts result in clinical success, regulatory approval and successful commercialization of our products, we could generate revenues from sales of our products. We expect to submit an application for regulatory approval for NRP104 by the end of 2005. If, as an alternative to commercializing a particular product, we enter into license agreements or other collaboration arrangements with corporate partners, such as our collaboration with Shire, we could recognize revenue from license fees, milestone payments or royalties from product sales.

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

Index

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

The following table summarizes, from inception and for the three and nine months ended October 2, 2005, the total external development costs associated with (i) our Carrierwave technology and our earlier related iodothyronine technology, all of which costs are included in the Carrierwave line item in the table below as historically we made no efforts to separate such costs, (ii) each of our current lead product candidates and (iii) other preclinical development.

	Three Months ended October 2, 2005	Nine Months ended October 2, 2005	Inception to October 2, 2005
	(in thousands)
NRP104	$3,259	$9,287	$17,020
NRP290	101	985	1,778
NRP369	21	59	212
NRP409	1	60	60
Other preclinical development	271	347	347
Carrierwave/thyroid	—	—	5,488
Total	$3,653	$10,738	$24,905

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

Index

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

Three Months Ended October 2, 2005 Compared to Three Months Ended September 26, 2004

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2,953,000, or 215%, to $4,327,000 for the three months ended October 2, 2005 from $1,374,000 for the three months ended September 26, 2004. This increase was primarily attributed to an increase of approximately $915,000 of payroll and benefit costs, including estimated bonus accruals, associated with hiring executive management and accounting personnel, an increase in stock-based compensation expense of $1,296,000, and a general increase in general and administrative expenses associated with being a public company. Stock-based compensation for the three months ended September 26, 2004 was $450,000 and represented the excess of the estimated fair value of shares issued over the sales price of such shares. Stock-based compensation for the three months ended October 2, 2005 was $1,746,000 and represents cost being accrued over the vesting period of stock appreciation rights (SARs) granted to management.

Research and Development Expenses. Research and development expenses increased $2,174,000, or 71%, to $5,247,000 for the three months ended October 2, 2005 from $3,073,000 for the three months ended September 26, 2004. An increase in external development costs of $1,095,000 and an increase in payroll and benefits costs of $735,000, including stock-based compensation, primarily accounted for this increase. The increase in external development costs was primarily related to Phase 3 clinical studies for our NRP104 compound, continued progress in our research and development of our NRP290 compound and commencement of other product development programs. Stock-based compensation for the three months ended October 2, 2005 was $367,000 and represented cost being accrued over the vesting period of SARs granted to management. There was no stock-based compensation recognized for the three months ended September 26, 2004. The remaining increase in payroll and benefits costs was due to a combination of new hires, salary increases and bonus accruals.

Index

The following table shows the aggregate changes in our research and development expenses.

	Three months ended
Research and development expenses	October 2, 2005	September 26, 2004
	(in thousands)
Direct project costs:
Personnel, benefits and related costs	$1,017	$282
Consultants, supplies, materials and other direct costs	486	172
External development costs	3,653	2,558
Total direct costs	5,156	3,012
Indirect costs	91	61
Total	$5,247	$3,073

Other Income: Other income consists primarily of interest income and increased approximately $453,000, or 743%, to $514,000 for the three months ended October 2, 2005 from $61,000 for the three months ended September 26, 2004. This increase was the result of investing the proceeds received from our initial public offering and the proceeds received pursuant to the collaboration agreements with Shire.

Nine Months Ended October 2, 2005 Compared to Nine Months Ended September 26, 2004

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5,664,000, or 157%, to $9,273,000 for the nine months ended October 2, 2005 from $3,609,000 for the nine months ended September 26, 2004. This increase was primarily attributed to a $1,500,000 fee paid to an investment banking firm for managing the process through which we were able to evaluate various partnering alternatives prior to successful completion of our collaboration agreements with Shire, an increase of approximately $2,112,000 of payroll and benefit costs, including estimated bonus accruals, associated with hiring executive management and accounting personnel, an increase in stock-based compensation of $658,000 and a general increase in general and administrative expenses associated with being a public company, including increases in legal expenses of $563,000 and directors’ and officers’ insurance of $314,000. Stock-based compensation for the nine months ended September 26, 2004 was $1,386,000 and represented the excess of the estimated fair value of shares issued over the sales price of such shares. Stock-based compensation for the nine months ended October 2, 2005 was $2,044,000 and represents cost being accrued over the vesting period of SARs granted to management.

Index

Research and Development Expenses. Research and development expenses increased $8,578,000, or 156%, to $14,072,000 for the nine months ended October 2, 2005 from $5,494,000 for the nine months ended September 26, 2004. An increase in external development costs of $6,585,000 and an increase in payroll and benefits costs of $1,187,000, including estimated bonus accruals and stock-based compensation, primarily accounted for this increase. The increase in external development costs were primarily related to Phase 3 clinical studies for our NRP104 compound and continued progress in our research and development of our NRP290 compound. Stock-based compensation for the nine months ended October 2, 2005 was $442,000 and represents cost being accrued over the vesting period of SARs granted to management. There was no stock-based compensation recognized for the nine months ended September 26, 2004. The remaining increase in payroll and benefits costs was due to a combination of new hires, salary increases and bonus accruals.

The following table shows the aggregate changes in our research and development expenses.

	Nine months ended
Research and development expenses	October 2, 2005	September 26, 2004
	(in thousands)
Direct project costs:
Personnel, benefits and related costs	$2,020	$833
Consultants, supplies, materials and other direct costs	962	416
External development costs	10,738	4,153
Total direct costs	13,720	5,402
Indirect costs	352	92
Total	$14,072	$5,494

Index

Other Income: Other income for the nine months ended September 26, 2004 included a gain of $1,764,000 on settlement of litigation, which is discussed further in the notes to the consolidated financial statements (see note 9). For the nine months ended October 2, 2005, other income included $1,337,000 of interest income earned primarily from investing the proceeds received from our initial public offering and the proceeds received pursuant to the collaboration agreements with Shire.

Liquidity and Capital Resources

Our operations from 2001 through October 2, 2005, have been funded primarily from proceeds of approximately $17.3 million raised from various private placements of our common stock, $33.6 million of gross proceeds from the initial public offering of our common stock on August 10, 2004, and $50 million received on February 11, 2005 in accordance with the terms of our collaboration agreements with Shire, as follows:

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

On August 10, 2004, we completed the initial public offering of our common stock whereby we sold 4,200,000 shares at a price of $8.00 per share, resulting in gross proceeds of $33.6 million. In connection with this offering, we paid approximately $2.4 million in underwriting discounts and commissions and incurred estimated other offering expenses of approximately $1.2 million. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $30 million.

At October 2, 2005, we had cash and cash equivalents of $1,724,000 compared to $4,019,000 at January 2, 2005. Our cash equivalents are highly liquid investments in money market funds. We maintain cash balances with financial institutions in excess of insured limits. We also maintain short-term investments in auction rate municipal bonds. We record these short-term investments at cost, which approximates fair market value due to their variable interest rates, which typically reset every 28 to 35 days, and the fact that, despite the long-term nature of their stated contractual maturities, we have the ability to liquidate readily these securities. We do not anticipate any losses with respect to such cash and cash equivalents and short-term investment balances.

Index

Cash provided by operations was $30,348,000 for the nine months ended October 2, 2005 compared to cash used in operations of $5,047,000 for the nine months ended September 26, 2004. The upfront payment of $50,000,000 received in February 2005 under the terms of our collaboration agreements with Shire, offset by increased operating expenses primarily accounted for this change. Cash used in investing activities was $33,745,000 for the nine months ended October 2, 2005 and was the result of investing the proceeds from the $50,000,000 upfront payment received from Shire. Cash provided by financing activities was $1,101,000 for the nine months ended October 2, 2005, which was primarily from proceeds received from exercises of stock options and $34,477,000 for the nine months ended September 26, 2004, which was primarily from issuances of common stock, including approximately $30 million of net proceeds from the initial public offering of our common stock.

The following table summarizes our contractual obligations at October 2, 2005 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Due within 1 year	Thereafter
	(in thousands)
Operating lease obligations	$104	$104	$—
Capital lease obligations	55	22	33
Research and development contracts	7,168	7,168	—
Total contractual cash obligations	$7,327	$7,294	$33

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

As of October 2, 2005, our long-term contractual obligations consist of a capital lease for equipment used in our research operations. Our operating leases are for our research and development facilities and our administrative offices. The lease for the research and development facilities was renewed in August 2005 for one year at a monthly rental of approximately $11,000. We may renew this lease for successive one-year periods thereafter. Upon completion of the initial public offering of our common stock on August 10, 2004, we entered into an operating lease agreement with Third Security for offices occupied by certain of our executive and administrative staff. The lease is for 24 months with a current monthly rental of approximately $6,500. We may renew this lease for three successive one-year periods thereafter. We also have in-progress research and development contracts performed by third parties. As of October 2, 2005, we had commitments, which consist primarily of external development work, with third parties totaling approximately $18,339,000 of which approximately $7,168,000 had not yet been incurred.

Index

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

Index

Our strategy includes entering into collaborative agreements with strategic partners for the development and commercialization of its product candidates. Such collaboration agreements may have multiple deliverables. We evaluate multiple deliverable arrangements pursuant to EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Pursuant to EITF 00-21, in arrangements with multiple deliverables where we have continuing performance obligations, contract, milestone and license fees are recognized together with any up-front payments over the term of the arrangement as performance obligations are completed, unless the deliverable has stand alone value and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized. Additionally, pursuant to the guidance of SEC Staff Accounting Bulletin 104 (“SAB 104”), unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected term of the arrangements. Cash received in advance of revenue recognition is recorded as deferred revenue.

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

Stock-Based Compensation. We have elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation”. In the notes to our financial statements, we provide pro forma disclosures in accordance with SFAS No. 123 and related pronouncements. The two factors that are most likely to affect charges or credits to operations related to stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of such fair value. If our estimates of the fair value of these equity instruments are too high or too low, our expenses will be overstated or understated. Because shares of our common stock had not been publicly traded before our initial public offering in August 2004, we valued our stock and stock option grants by considering comparative values of stock of public companies discounted for the risk and limited liquidity of our common stock, events that have occurred since the date of grants, economic trends and transactions involving the sale of our common stock to independent third parties.

Index

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). SFAS No. 123(R) requires companies to expense the grant-date fair value of employee stock options. We will adopt this standard beginning with the first quarter of 2006 and are currently evaluating the expected impact of adoption on our consolidated financial position, results of operations and cash flows, including the specific transition method to be utilized upon adoption. We anticipate that the adoption of SFAS No. 123(R) will negatively impact our earnings.

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

We have not recorded any tax provision or benefit for the nine months ended October 2, 2005 and September 26, 2004. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured. At January 2, 2005, we had federal net operating loss carry forwards of approximately $33.5 million available to reduce future taxable income, which will begin to expire in 2019.

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

Index

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of October 2, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our design and operation of disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to our management and is recorded, processed, summarized and reported as specified in SEC rules and forms.

There has been no significant change in our internal control over financial reporting during the quarter ended October 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not presently involved in any legal proceedings that, in our opinion, could have a material adverse effect on our business or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

From August 5, 2004, the effective date of our Registration Statement on Form S-1 (File No. 333-115207) to October 2, 2005, in accordance with the disclosure set forth in the prospectus related to our initial public offering, we have used approximately $27.9 million of the net offering proceeds from our initial public offering, as follows:

Funding for further development of NRP104	$13.7 million
Funding for further research and development of NRP290	1.2 million
Funding for other preclinical programs, working capital and general corporate purposes	13.0 million
Total	$27.9 million

We intend to use the remaining proceeds of the offering in accordance with the disclosure set forth in the prospectus related to our initial public offering, except that (i) because of our collaboration with Shire we have incurred and will incur additional general and administrative expenses and additional pre-clinical development expenses that were not originally included in our estimated use of proceeds from our initial public offering and (ii) based upon further discussions with the FDA we agreed to conduct additional studies in support of the NDA filing for NRP104, the cost of which we estimate to be approximately $5.5 million. Based on these discussions, we believe that we may also be required to do additional studies with respect to further development of NRP290, which would result in additional cost. Pending application of the remaining proceeds, we have invested the proceeds in short-term, investment-grade, interest-bearing securities.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a)	Exhibits.

Index

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

NEW RIVER PHARMACEUTICALS INC.
(Registrant)

Date: November 16, 2005	/s/ Randal J. Kirk
Randal J. Kirk
Chairman, President and Chief Executive Officer
(Principal executive officer)

Date: November 16, 2005	/s/ Krish S. Krishnan
Krish S. Krishnan
Chief Operating Officer, Chief Financial Officer and Secretary
(Principal financial and accounting officer)