Form 10-K
period 2006-01-01
NEW RIVER PHARMACEUTICALS INC
filed 2006-03-15
CIK 1288379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-50851
NEW RIVER PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Virginia	54-1816479
(State or other Jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1881 Grove Avenue Radford, Virginia (Address of principal executive offices)	24141 (zip code)
(540) 633-7978
(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

Common Stock
      Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 3, 2005 was $134,078,700 (based on the closing price for shares of the registrant’s Common Stock as reported on the NASDAQ National Market on that date). In determining this figure, the registrant has assumed that all of its directors, officers and persons owning 10% or more of the outstanding common stock are affiliates. This assumption shall not be deemed conclusive for any other purpose.
      As of March 13, 2006, there were 36,557,064 shares of the registrant’s common stock, $.001 par value per share, outstanding. Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended January 1, 2006, and to be delivered to shareholders in connection with the 2006 Annual Meeting of Shareholders, are incorporated in Part III by reference.

      In this Annual Report on Form 10-K (the “Form 10-K”), the “Company,” “we,” “us” and “our” refer to New River Pharmaceuticals Inc., a Virginia corporation. This Form 10-K also contains trademarks of third parties. Each trademark of another company appearing in this Form 10-K is the property of its owner.

PART I

ITEM 1.	BUSINESS
Overview
      We are a specialty pharmaceutical company developing novel pharmaceuticals that are generational improvements of widely-prescribed drugs in large and growing markets. Utilizing our proprietary Carrierwavetm technology, we are currently developing new molecular entities that are derivatives of public domain actives, and attempting to address certain deficiencies associated with currently marketed drugs. The products in our pipeline that are the most advanced in their development are NRP104 and NRP290, which are conditionally bioreversible derivatives (CBDs) of d-amphetamine and hydrocodone, respectively, and are designed to provide overdose protection and less potential for abuse while affording comparable efficacy. We believe some of our drugs may prove highly resistant to overdose. We believe that we are the first company with a viable product in the pipeline attempting to address both the potential abuse and the potential overdose risk associated with currently marketed amphetamines and opioids.
      All of our drug candidates developed by utilizing our proprietary Carrierwave technology to date are small molecules designed for oral delivery. Each consists of an active pharmaceutical ingredient, like amphetamine or an opioid, attached to an adjuvant. We refer to our products as conditionally bioreversible derivatives (CBDs), because (i) they are derivatives of underlying active agents, (ii) our preclinical and clinical tests to date indicate that it would be impractical to use except when taken as directed, and (iii) our preclinical tests to date indicate that at doses above the therapeutic window there is dose attenuation. Consequently, we believe that our technology may reduce the extent of abuse and prevent overdosing.
      General. Throughout our history, we have incurred significant losses. We may incur additional losses for our fiscal year ending December 31, 2006. We have not been and may never become profitable. As of January 1, 2006, we had an accumulated deficit of approximately $70 million.
      Our company was formed in 1996 by Randal J. Kirk, our Chairman, President and Chief Executive Officer, and has historically been controlled, managed and funded prior to the initial public offering by Mr. Kirk and his affiliates for the purpose of developing our Carrierwave and other technology. We have engaged in a variety of financial and operational transactions with Mr. Kirk and these affiliates.
Market Opportunity
      We are currently developing novel pharmaceuticals for the large and growing markets for amphetamines and opioid analgesics. Amphetamine-based drugs are stimulants of the human nervous system that are widely prescribed to treat pediatric attention deficit hyperactivity discorder (ADHD). Frost & Sullivan, an independent market research organization, estimates that ADHD drug therapies achieved sales of $1.2 billion within the United States in 2002 and forecasts ADHD therapies to reach sales of $3.0 billion by 2009. We believe that the market will grow as a result of better diagnostic and evaluation procedures and approval of these drugs for use in adults diagnosed with ADHD, among other factors.
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
      Despite their effectiveness and widespread use, currently marketed amphetamines and opioids suffer from significant medical and social drawbacks associated with the potential for abuse and toxicity. When taken at higher than prescribed doses, amphetamines can cause temporary feelings of exhilaration and increased energy and mental alertness, and opioids can cause temporary feelings of relaxation and euphoria. These physiological effects make amphetamines and opioids subject to abuse. A user can become dependent over time on these drugs and their physical and psychological effects, even when the drugs are being used for legitimate therapeutic purposes. Additionally, with currently marketed versions of amphetamines and opioids, it is possible for individuals to inappropriately self-administer higher-than-prescribed quantities of the drug or to alter either the product or the route of administration, potentially resulting in immediate release of the active drug in larger quantities than prescribed. In addition to the potential for addiction, higher-than-prescribed doses can be toxic, resulting in organ failure and death. To date, we believe that pharmaceutical developers have been unable to address adequately the abuse and overdose potential of some of these drugs, as evidenced by the 21,000 amphetamine and 119,000 narcotic analgesic-related emergency room visits reported to the Substance Abuse and Mental Health Services Administration’s (SAMHSA) Drug Abuse Warning Network in 2002.
      As a consequence of their potential for abuse and addiction, amphetamines and some opioids, including oxycodone and hydrocodone, are classified as Schedule II drugs by the U.S. Drug Enforcement Administration (DEA). Drugs are generally assigned a “scheduling” status according to their relative potential for abuse and evidence of actual abuse. The DEA places restrictions on the manufacture, distribution, prescribing and dispensing of scheduled drugs. Schedule I drugs, like heroin, are considered highly addictive and have no approved therapeutic application. For Schedule II drugs, federal law mandates that only written prescriptions signed by the physician or practitioner may be filled. Except in an emergency, prescriptions cannot be telephoned into a pharmacy and refills are not allowed. There are also additional restrictions and record-keeping requirements that apply to both the prescriber and the dispensing pharmacist. For drugs classified as Schedule III or IV, prescriptions cannot be filled or refilled for more than a six-month period. Lesser controls apply to drugs on Schedule V. Generally, drugs that are not considered addictive or prone to abuse are not assigned to a schedule. Unscheduled drugs are subject to rules and regulations of the U.S. Food and Drug Administration (FDA) generally applicable to pharmaceutical products.
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
Our Solution
      Our Carrierwave technology enables us to design proprietary compounds consisting of active pharmaceutical ingredients bound to adjuvants. Our adjuvants are comprised of various substances such as peptides, amino acids, lipids and nucleic acids. We believe that the breakdown of the active from the adjuvant occurs at specifically targeted sites of enzymatic activity in the body. In the case of our current Carrierwave compounds, the site of enzymatic activity is primarily in the gastrointestinal tract. At the target site, enzymes hydrolyze or cleave the adjuvant from the active pharmaceutical ingredient, releasing the active pharmaceutical ingredient into circulation.
      We believe that Carrierwave technology has particular application in overcoming the drawbacks associated with drugs of abuse and addiction, like amphetamines and opioids while providing efficacy similar to currently marketed versions. Our CBDs are intended for oral delivery. In the case of amphetamines and opioids, they are designed to restrict release of the active pharmaceutical ingredient from the CBD at greater than therapeutically prescribed amounts and to be inactive when administered other than orally. Our CBDs with respect to amphetamines and opioids are also designed to make it difficult and impractical for a potential abuser to release the active from the CBD using various hydrolysis techniques.
      While the scheduling status of any drug is reviewed as part of the new drug application (NDA) process and may not be decided until after NDA approval, the DEA considers NRP104 to be an unscheduled drug and NRP290 to be a Schedule II drug during the development phases. If our product candidates demonstrate superior safety profiles as compared to currently marketed amphetamines and opioids, with comparable efficacy, and our product candidates are granted a more favorable scheduling status, we believe our product candidates could be best-in-class in their respective markets. If approved, we believe the availability of these products could significantly affect physician prescribing patterns, thereby expanding the markets for these drugs, and alleviating many of the health, economic and other social problems associated with the abuse, addiction and overdose potential that are associated with currently marketed versions of these drugs.
      Advantageous patent treatment. We believe that the CBDs created through our Carrierwave technology are new molecular entities relative to the drugs on which they are based. As such, we believe that our CBDs are eligible for composition of matter patent claims, despite the fact that the drugs on which the CBDs are based are known. We have filed patent applications directed to each of our two lead clinical compounds.
      Potentially favorable development pathways. We are utilizing our Carrierwave technology to produce CBDs consisting of previously approved active pharmaceutical ingredients conjugated with one or more naturally occurring adjuvants. Because the active pharmaceutical ingredients in our CBDs have been previously approved and the adjuvants employed are Generally Recognized as Safe (GRAS), we believe that the regulatory and development timelines of our CBDs may be shorter in comparison to traditional new chemical entities. In the case of NRP104, although the NDA was filed under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act, it took us 20 months to complete all the clinical studies required for NDA filing following the effective date of our investigational new drug application (IND). Because the underlying active ingredient in NRP104, d-amphetamine, is well known and well understood in terms of its effect, we were able to achieve the required statistical significance in our clinical studies with a study design using fewer subjects. Secondly, based on its relationship with d-amphetamine, we were able to obtain a waiver from the FDA from requirements for long-term carcinogenicity studies on NRP104. Based on this experience, we now anticipate filing our NDA for NRP290 for the treatment of acute pain under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act as well. However, in any case, if FDA decides that our proprietary data are not, by themselves, sufficient for a filing under Section 505(b)(1), we would still anticipate seeking FDA marketing approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which, if available to us, would allow our NDA to rely in part on data in the public domain or elsewhere, rather than having to conduct long and costly trials to generate all of the data which are often required in connection with a traditional new chemical entity.
      Broad applicability. In addition to these benefits specific to our amphetamine and opioid compounds, we believe our Carrierwave technology is broadly applicable to many orally available pharmaceuticals that, in their current forms, have sub-optimal solubility, bioavailability and toxicity profiles. Improving a drug’s bioavailability can result in therapeutic effects at lower doses. Making drugs with known toxicities available at lower than currently prescribed doses could improve their safety profile. In addition to products in the stimulant and narcotic classes, we believe that there are opportunities to apply our Carrierwave technology to certain central nervous system drugs, such as antipsychotics and antidepressants, as well as to antivirals, among others.
Strategy
      The principal components of our strategy to maximize the value of our Carrierwave technology are:
      Bringing our lead products to market. Our development and commercialization strategy with our lead products is based on maximizing net present value per share for our shareholders. We believe that this approach permits us to make decisions in the best interests of our shareholders with respect to partnering or self developing and marketing our product candidates. Even when we deem it in the best interests of our shareholders to partner one of our product candidates, we intend to retain some of the potential upside of, and some of the control with respect to the development of, the product candidate. In our collaboration with Shire Pharmaceuticals Group PLC (Shire) with respect to NRP104, we retained some of the upside, and we currently control, directly or through contracted third parties, all or most aspects of the product development process, including formulation development, clinical research (including bioavailability, clinical and other studies), regulatory submissions, bulk active ingredient and finished product manufacture. See NRP104 Overview below for further discussion of this collaboration.
      Seeking intellectual property protection for our platform and drug candidates. We are pursuing a two-pronged patent strategy by seeking intellectual property protection for our Carrierwave technology platform and seeking composition of matter and methods of use patents for our CBDs, which we believe are new chemical entities. To date, we have been issued a patent directed to the primary aspects of our Carrierwave technology platform. We have also filed composition of matter applications directed to each of our two lead product candidates.
      Seeking shortened development and regulatory approval pathways. We are utilizing our Carrierwave technology to produce CBDs consisting of previously approved active pharmaceutical ingredients conjugated with one or more naturally occurring adjuvants. Because the active pharmaceutical ingredients in our CBDs have been previously approved and the adjuvants employed are GRAS, we believe that the regulatory and development timelines of our CBDs would be shorter in comparison to traditional new chemical entities. In the case of NRP104, although the NDA was filed under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act, it took us 20 months to complete all the clinical studies required for filing, following the effective date of our IND. Because the underlying active ingredient in NRP104, d-amphetamine, is well known and well understood in terms of its effect, we were able to achieve the required statistical significance in our clinical studies with a study design using fewer subjects. Secondly, based on its relationship with d-amphetamine, we were able to obtain a waiver from FDA from requirements for long-term carcinogenicity studies on NRP104. Based on this experience, we now anticipate filing our NDA for NRP290 for the treatment of acute pain under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act as well. However, in any case, if FDA decides that our proprietary data are not, by themselves, sufficient for a filing under Section 505(b)(1), we would still anticipate seeking FDA marketing approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which, if available to us, would allow our NDA to rely in part on data in the public domain or elsewhere, rather than having to conduct long and costly trials to generate all of the data which are often required in connection with a traditional new chemical entity.
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
      NRP104, our most advanced compound, is intended to provide a safer, abuse resistant and effective alternative to current amphetamine-based therapies used to treat ADHD. We are developing NRP290 to treat acute pain as an alternative to Lortab, Vicodin and Vicoprofen. NRP290 is intended to provide a safer, abuse-resistant and an effective alternative to currently marketed opioids. We recently repositioned the NRP369 program as a backup to NRP290 for the acute pain market and announced that we will not advance an IND on NRP369 until we review sufficient clinical data on NRP290 to determine that NRP369 could enjoy a differentiated market position relative to NRP290. In our NRP409 program, we are currently developing a

CBD of triiodothyronine (T3) as a replacement or supplemental therapy in patients with primary hypothyroidism and other indications.
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
      We are developing NRP104 as a CBD of amphetamine for the treatment of ADHD. NRP104 is an amphetamine conjugated to a specific amino acid. NRP104 is intended to provide better overdose protection than currently marketed amphetamine products while providing effective treatment of ADHD symptoms when taken as directed. We also believe NRP104 may minimize the possibility of a patient abusing the drug and the risk of drug diversion.
      On January 31, 2005, we entered into a collaboration agreement with Shire relating to the global commercialization of NRP104 for treatment of ADHD and other potential indications. On March 31, 2005, we and Shire split this agreement into two agreements by entering into a United States Collaboration Agreement and an ROW Territory License Agreement to replace the initial collaboration agreement. The collaboration includes product development, manufacturing, marketing and sales. Under the terms of the collaboration, Shire paid us an upfront fee of $50 million on February 11, 2005 and a milestone payment of $50 million on February 6, 2006 as a result of acceptance of the NDA by the FDA. We have recorded the $50 million upfront payment as deferred revenue in the consolidated balance sheet at January 1, 2006 as such amount was refundable under certain circumstances as of January 1, 2006.
      The collaboration agreement also provides for additional payments to us in the event that certain milestones are achieved. These potential payments include an amount of up to $300 million following the first commercial sale of the product, depending on the characteristics of the FDA approved product labeling, and $100 million upon achieving a significant sales target. The maximum amount of upfront and milestone payments under the terms of the collaboration is $505 million. In addition to the upfront and milestone payments, the collaboration provides for profit sharing on U.S. product sales when and if the product is approved by the FDA. Shire will retain 75% of profits, as defined, for the first two years following the launch of the product and the parties will share the profits equally thereafter. For product sales in the rest of the world, Shire will pay us a royalty.
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
      NRP104 Development. We are developing NRP104 as a once-daily oral medication for the treatment of ADHD. On December 7, 2005, we filed with the FDA an NDA for NRP104 for the treatment of ADHD in pediatric populations (ages 6 through 12). On January 26, 2006, the FDA accepted the NDA for review. Based on FDA review-time goals applicable to this filing, we anticipate approval of NRP104 for the treatment of ADHD in pediatric populations (ages 6 through 12) in the second half of 2006.
      In May 2005, we completed a Phase 3 clinical trial that compared the efficacy, duration of action and incidence of adverse events of three doses of NRP104 to placebo in the treatment of ADHD in 285 patients ages 6 through 12. The primary efficacy endpoint in this study was the ADHD Rating Scale (ADHD-RS). The secondary endpoint was the Conners’ Parent Rating Scale (CPRS), assessed in the morning, afternoon and evening. The study results indicated that each of the NRP104 doses demonstrated robust efficacy when compared to placebo on both primary and secondary endpoints (p values <0.0001). No unexpected adverse events in incidence or severity were observed in this study.
      In March 2005, we completed a Phase 2 clinical trial that compared NRP104’s and Adderall XR®’s efficacy, duration and incidence of adverse events to placebo. A total of 52 children (ages 6 through 12) diagnosed with ADHD were enrolled in this a double-blind, placebo- and active-controlled, randomized, 3-treatment, 3-period crossover study. The primary efficacy endpoint in this study was SKAMP-Deportment (Swanson, Kotkin, Agler, M.Flynn and Pelham rating scale). In the study, patients treated with NRP104 showed a statistically significant improvement on primary endpoint compared to placebo across all three doses (p values <0.0001). We believe that the studies also demonstrated that efficacy results of NRP104 when compared to placebo and Adderall XR when compared to placebo were similar in terms of primary and secondary endpoints and should support the filing for the inclusion of a dose conversion table in the label of NRP104. The significant therapeutic effects of NRP104 continued throughout the last assessment time point (i.e., 12 hours post morning dose), compared to placebo, suggesting a 12-hour duration of drug action. In this study, NRP104 was generally well tolerated, with adverse events of a nature consistent with those in the approved labeling for Adderall XR and other stimulant therapies.
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
      In our End-of-Phase 2 meeting, we proposed to the FDA that we conduct two Phase 3 efficacy trials. The second Phase 3 efficacy trial is a long-term, open-label, and single-arm study of NRP104 in doses of 30mg, 50mg or 70mg per day in pediatric populations (ages 6 through 12) diagnosed with ADHD. A total of 293 patients with ADHD were enrolled in this multi-center trial. We anticipate the study to be completed in April 2006. The interim data from this trial, which we believe are sufficient to support the approval of NRP104, were filed with the NDA.
      Based on the chemical structure of NRP104 (that is, NRP104 is not amphetamine but a derivative of amphetamine), the DEA has concluded that NRP104 is not a scheduled substance at the present time. If subsequent tests are consistent with our preclinical data, we believe that we will have more favorable scheduling (e.g., Schedule III or IV) for NRP104 than existing amphetamine-based products, which are Schedule II substances. On January 12, 2005, we had a meeting with FDA reviewers, including the Controlled Substance Staff (CSS), to discuss the nature and the extent of the abuse liability clinical studies that would be required to support a decision on the final scheduling status on NRP104. Based on the minutes we received from the FDA, we have initiated the required three clinical abuse liability studies. Two of these three clinical abuse liability studies have been completed and have met their required objectives. The third study is on-going and we anticipate submitting the data pertaining to this study during the review cycle.
      As an additional aspect of the abuse liability evaluation, we conducted studies examining the extractability of amphetamine from NRP104 using a wide variety of solutions under varying conditions. The results indicate that drug tampering of NRP104 capsules is difficult and complex.
      We submitted our IND to the FDA in March 2004, and completed our first human trial in May 2004. This clinical trial studied the pharmacokinetics of NRP104 and the pharmacokinetics of two currently marketed, extended release amphetamine products. Doses of the three compounds were administered to healthy adult volunteers in amounts containing equal concentrations of amphetamine. The purpose of the study was to evaluate the rate of absorption and the oral bioavailability of NRP104 in relation to the two tested marketed products. This study was a single-dose, open-label, two-period pilot study comparing oral doses of NRP104 at two dose levels and a currently marketed extended release amphetamine product. We conducted this study with 20 healthy volunteers who were randomized into two groups. This study was not powered to demonstrate statistical significance with respect to its end points. Our major findings from this study are that:

•	NRP104 has oral bioavailability similar to a currently marketed amphetamine product.

•	The serum concentrations of NRP104 are within established parameters.

•	NRP104’s side effect profile appears similar to those of currently marketed products.

•	NRP104 may provide once per day dosing without additional formulation.
      We have conducted preclinical studies on NRP104 in rats, mice and dogs. In our laboratory and animal studies, NRP104 was shown to:

•	release amphetamine in therapeutic amounts when taken orally;

•	result in a significantly lower maximum drug concentration in the blood than amphetamine when administered in higher than therapeutic doses;

•	have sustained release properties;

•	have diminished levels of absorption when administered intranasally or intravenously;

•	have reduced acute toxicity compared to amphetamine; and

•	have resistance to mechanical, thermal and chemical methods of releasing the active pharmaceutical ingredient.
      Our animal studies investigated the pharmacokinetic properties of NRP104 in comparison to amphetamines. We also studied the potential for abuse and overdose of our compound. Certain key measures used in these studies were “area under the curve,” or AUC, and “peak plasma concentration,” or Cmax. AUC is a measure of the total amount of a compound that is released into the blood. Cmax describes the peak plasma concentration of the compound. With respect to drugs with a potential for abuse, too high a Cmax can indicate a plasma concentration level that is greater than necessary to achieve a therapeutic effect. For drugs of abuse, a higher Cmax than is required for therapeutic effect may be associated with pleasurable effects that a user may feel particularly as the blood concentrations of the drug reach their peak.
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

The CBD itself has no affinity for binding to receptors in the central nervous system nor does it cross the blood-brain barrier, which is required to produce a stimulant effect. When rats were administered NRP104 and amphetamine via alternative routes, the data support our findings that NRP104 is most active when taken orally. Intravenous and intranasal administration of NRP104 resulted in less than 10% of the active drug substance being released from the CBD whereas 100% availability was realized when amphetamine was administered in the same manner.
      In an additional study, we administered NRP104 intravenously to dogs as an infusion over 30 minutes. The bioavailability of NRP104 when administered via this route was approximately equal to the same dose if given orally. Current formulations of amphetamine provide a much higher Cmax and, consequently, a potentially greater “high” when delivered intravenously. This suggests that, while NRP104 may be able to be administered via alternative routes of administration, it could be less attractive to abusers and diverters of the drug as no “high” is received from such administration.
      Based on other studies in rats and mice, NRP104 appears to have a reduced potential for overdose compared to current formulations of amphetamine. At therapeutic doses (i.e., 1-5 mg/kg), NRP104 produced blood levels of amphetamine comparable to amphetamine itself, which was confirmed by our human pharmacokinetic study that showed that amphetamine levels were comparable to two currently marketed, extended release amphetamine products. However, above the therapeutic dose range (i.e., 12-60 mg/kg), studies in animals showed that both the AUC and Cmax of the active drug released from NRP104 in oral administration were significantly lower than that of amphetamine, an effect that increased with escalating doses. In this study, the amphetamine level for NRP104 was less than 10% of that of amphetamine at the highest dose.
      In an acute toxicity study (LD50) using rats, the quantity of NRP104 required to provide a lethal dose was more than 10-fold greater than the quantity of amphetamine required. Pre-IND 28-day toxicology studies in rats and dogs have demonstrated no significant dose-limiting toxicity. Additional toxicity tests indicate that NRP104 does not cause any genetic mutation.
      We have contracted with third parties for the manufacture of NRP104. Manufacture of additional NRP104 drug substance and drug product batches for clinical trials were completed in June 2004. We are in the process of establishing contracts with third parties for the manufacture of validation and commercial batches with respect to NRP104.
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
      Repeated administration of opioids, including hydrocodone, can create physical and psychological dependence as well as increased tolerance resulting in the potential for abuse and overdose. Overdose can result in respiratory depression, coma, hypotension, cardiac arrest and death. Current formulations of the drug are often abused as crushing or solubilizing creates a rapidly available, large dose of active substance that can be ingested, inhaled or injected.
      NRP290 Development. Because NRP290 is a CBD of hydrocodone, an opioid widely used to treat acute pain it is regulated under the Controlled Substances Act (CSA). Because of its relation to hydrocodone, the DEA regards NRP290 to be a Schedule II controlled drug substance under the CSA. Currently marketed hydrocodone products are combinations of hydrocodone and acetaminophen and are marketed as multi-

ingredient Schedule III products. We also intend to market NRP290 as a multi-ingredient product in combination with acetaminophen. Consequently, we believe that, based on our results to date and our marketing intentions, our marketed formulations of NRP290 should qualify for at least a Schedule III classification.
      On February 11, 2006, we announced results of a Phase 1/ Phase 2 study on NRP290 study which compared the bioavailability of two investigational formulations of NRP290 solution (1 x 12mg and 1 x 24mg) relative to Vicodin(R)(1 x 5/500mg and 2 x 5/500mg) hydrocodone bitartrate and acetaminophen tablets in fasted state healthy adult volunteers. In the first comparison, that of NRP290 (1 x 12mg) to Vicodin (1 x 5/500mg), the 90% confidence intervals for peak and overall exposure parameters of hydrocodone based on ln(Cmax), ln(AUClast) and ln(AUCinf) were within 80% to 125%. In the second comparison, that of NRP290 (1 x 24mg) to Vicodin (2 x 5/500mg), the 90% confidence intervals for peak of hydrocodone based on ln(Cmax) was within 80% to 125%. The upper limit of 90% confidence intervals for overall exposure parameters of hydrocodone based on ln(AUClast) and ln(AUCinf) were slightly higher (128.51% and 134.67%). No intact NRP290 conjugates were observed in circulation in either dose.
      On September 12, 2005, we announced results of a single dose pharmacokinetic study to assess oral bioavailability of hydrocodone from NRP290 and acetaminophen tablets, as compared to hydrocodone bitartrate and acetaminophen tablets in fasted state in healthy adult volunteers. Data presented indicate comparable bioavailability and the absence of intact NRP290 conjugates in the bloodstream. The dose of hydrocodone in NRP290 in the study was 50% higher than that of Vicodin (7.5mg vs 5.0mg). Pharmacokinetic data indicate that AUC for hydrocodone from NRP290 was proportionately higher for NRP290 than the positive control. AUC represents the total amount of a compound that is released into the blood. We believe this is positive because AUC for opioids is believed to be associated with analgesia, whereas Cmax may be associated with euphoria (i.e., abuse). That NRP290 demonstrated comparable Cmax and higher AUC at a 50% higher dose of hydrocodone than the positive control suggests that the drug may have comparable analgesic effect and lower abuse potential. On June 28, 2005, we announced the submission of an IND to the FDA for NRP290. The IND became effective for studies of NRP290 in July 2005.
      Over the course of the past 24 months we have conducted preclinical investigations of NRP290. Our studies indicated that the characteristics conferred by our Carrierwave technology to our CBD of hydrocodone are similar to the properties demonstrated by NRP104. Studies suggest that NRP290 has:

•	Comparable oral bioavailability. In rat studies, we examined blood levels of hydrocodone following oral administration of equal amounts of hydrocodone or NRP290 at a dose approximating human therapeutic dose ranges. The overall release of hydrocodone from NRP290 (AUC) was approximately equal to that of hydrocodone, and levels of hydrocodone released from NRP290 remained elevated for a longer period of time. These results suggest that NRP290 may have bioavailability comparable to that of current formulations of hydrocodone.

•	Less potential for dependence and abuse. In the same study, the Cmax for NRP290 was significantly reduced in higher than therapeutic doses as compared to hydrocodone. This lower Cmax suggests that our compound may provide a reduced potential to generate a sense of euphoria at onset when compared to hydrocodone, making it potentially less attractive to abusers and less likely to lead to psychological addiction by reducing the initial euphoric effect that can be achieved with hydrocodone. In other rat studies, we investigated the potential for active drug substance to be released from NRP290 when administered intravenously or intranasally at a dose that would be therapeutic if taken orally. In both cases, while some quantity of hydrocodone was released, the AUC, Cmax and total amount of active drug substance released were significantly less than for hydrocodone administered via the same route and in an equivalent quantity. As a result, we believe that NRP290 may reduce the incentives to abuse the product by circumventing the oral route of administration.

•	Less potential for overdose. We conducted rat studies to evaluate the effects of administering greater than therapeutic dose levels of both NRP290 and hydrocodone. In these studies increased doses of our CBD resulted in little increase in blood levels of hydrocodone. In contrast, blood levels of hydrocodone increased proportionally when increased doses of hydrocodone itself were administered.

These studies suggest that NRP290 may provide substantial protection against accidental and intentional overdose.

NRP409
      We have decided to advance our development efforts in the area of hormone replacement therapy. We refer to this as our NRP409 program. Under this program, our Carrierwave triiodothyronine (T3) hormone is being developed as a replacement or supplemental therapy in patients with primary hypothyroidism and other indications. We expect to file an IND for NRP409 in the second quarter of 2006.
Other Development Projects
      On June 6, 2005, we entered into a development and license agreement with Depomed, Inc. (Depomed) to create pharmaceutical products using Depomed’s patented oral drug delivery technology with our proprietary drug compounds. Under terms of the agreement, we may acquire worldwide rights to use Depomed’s Gastric Retention oral drug delivery technology in up to three of our proprietary compounds. Once a compound is named and entered into development, Depomed will perform feasibility studies through an initial Phase I trial. In return, we will reimburse Depomed on a cost-plus basis for expenses as defined in each project budget. Once preclinical and Phase I testing is completed, we may exercise an option to license each product candidate and advance the product into additional clinical trials. At that time, we will make an initial milestone payment, with additional milestone payments for each product candidate at later stages of product development. Upon ultimate commercialization of product candidates developed under this agreement, we will pay Depomed royalties on net sales of each product. Through January 1, 2006, we had incurred no development costs under this agreement.
      On June 29, 2005, we entered into a letter agreement with Optimer Pharmaceuticals, Inc. (Optimer) for the development of one or more proprietary pharmaceutical products comprising carbohydrate conjugates of iron for administration by injection using Optimer’s proprietary carbohydrate synthesis technology. Under the letter agreement, Optimer is responsible for synthesizing and characterizing compounds for testing. Optimer commenced work on this project during the third quarter, and we are responsible for reimbursing Optimer for such work at a full time equivalent (FTE) consistent with current industry standards. Through January 1, 2006, we incurred approximately $451,000 of expenses under this agreement. We will be responsible for conducting all preclinical and clinical testing on any such compounds. The parties currently are negotiating a more formal and detailed agreement. Upon execution of this more formal and detailed agreement, we will pay a licensing fee and potential milestones and royalty payments.
      On July 8, 2005, we entered into an exclusive licensing agreement with the Ernest Gallo Clinic Research Center at the University of California San Francisco to investigate a new approach toward improving the use of opioid analgesics in the treatment of pain by reducing the development of tolerance. The subject of the agreement is a technology developed at the Gallo Center and at the University of California San Francisco by Dr. Jennifer L. Whistler and Dr. Mark von Zastrow. Preclinical work has suggested that doses of methadone administered with morphine at certain ratios could be used to increase analgesia and decrease the potential for opioid tolerance and dependence. Under the agreement, we paid a licensing fee of $100,000 and will pay an annual license maintenance fee, potential milestones and royalty payments in exchange for an exclusive license to pursue the commercial development of the technology for the treatment of pain. We refer to this as our NRP388 program.
Other Areas of Research
      We filed an IND on NRP104 on June 24, 2004 with the FDA for the treatment of cocaine and methamphetamine dependence and on August 31, 2004, we received notice from the FDA that NRP104 had been granted a fast track designation for the treatment of cocaine dependence. While the active ingredient is identical to the active ingredient used in NRP104, we expect the strengths and dosage forms of the drug products used for the treatment of cocaine and methampetamine dependence to be different than the strength and dosage forms of NRP104 for the treatment of ADHD. The National Institute on Drug Abuse (NIDA) supports over 85% of the world’s research on the health aspects of drug abuse and addiction. We have been in discussions with the NIDA to develop a protocol for studying the use of NRP104 as a treatment for cocaine dependence. In the event that NIDA is satisfied with the protocol and indicates an interest in providing funding for this project, we may enter into negotiations with NIDA with respect to a cooperative research and development agreement on this indication for NRP104. Our management and Shire, our collaboration partner for NRP104, have not at this date determined whether we will move forward with the development of NRP104 as a treatment for cocaine dependence.
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
Research and Development
      As of January 1, 2006, we had 25 employees dedicated to research and development for NRP104, NRP290, NRP369, NRP409 and other investigational activities. Of these employees, 11 hold advanced degrees. We incurred expenses of approximately $18.4 million in fiscal 2005, $10.2 million in fiscal 2004 and $3.1 million in fiscal 2003 on research and development activities. We anticipate that our research and development expenditures will increase substantially as we move our lead product candidates through clinical development and investigate other applications for our Carrierwave technology. Our research and development operations are located in leased laboratory facilities at the Virginia Tech Corporate Research Center in Blacksburg, Virginia. Our development strategy is to use the services of third parties to conduct our preclinical and clinical trials. See Item 2. Properties.
Manufacturing
      In general, we produce small research quantities of our compounds for investigational purposes, preclinical and clinical testing. We intend to contract with third parties for the manufacture of larger quantities of any approved products for commercial sale. All of our compounds are small molecules, generally constructed using industry standard processes and use readily accessible raw materials.
Sales and Marketing
      We currently do not have a sales and marketing organization. If we receive regulatory approval for any of our lead product candidates, we may commence commercialization activities by building a focused sales and marketing organization, potentially complemented by co-promotion and other arrangements with pharmaceutical or biotechnology collaborators.
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
      As of February 25, 2006, our patent portfolio consisted of 108 patents and patent applications, including U.S. patents, U.S. provisional applications, U.S. non-provisional applications (including originally filed applications, divisional applications, continuation applications, and continuation-in-part applications), foreign national stage patents, Patent Cooperation Treaty stage applications, and foreign national stage applications.

We also plan to file several new, divisional and/or continuation-in-part applications in 2006. There are a total of four U.S. patents, including one directed to our core Carrierwave technology, one directed to thyroxine compounds and two directed to iodothyronine copolymers.
      Our technology may be grouped into four categories: (i) a patent and patent applications directed to the utilization and extension of our core Carrierwave technology platform and Carrierwave applied to active agents other than our current product candidates; (ii) patent applications directed to Carrierwave technology applied to our product candidates; (iii) intellectual property directed to iodothyronine mixtures, compounds, compositions and their methods of use, including the application of Carrierwave to iodothyronine, and (iv) intellectual property directed to protein conformation and dendritic encapsulation.

(i) There is one U.S. patent, and 39 patent applications, including U.S., Patent Cooperation Treaty stage, and foreign national phase applications, directed to our core Carrierwave technology and its various applications. U.S. Patent No. 6,716,452 is directed to our core technology and includes composition and method of delivery claims for alcohol, amine and carboxylic acid active agents attached to a polypeptide. This patent issued on April 6, 2004 and has a scheduled expiration date of August 22, 2020.

(ii) There are 33 patent applications, including U.S., Patent Cooperation Treaty stage, and foreign national phase applications, applying Carrierwave to our specific product candidates, NRP104, NRP290 and NRP369 and 21 additional patent applications, including U.S., Patent Cooperation Treaty stage and foreign applications, applying Carrierwave to abuse resistant compounds generically.

(iii) There are three U.S. patents, one Canadian patent, and six patent applications, including U.S. and foreign national phase applications, directed to iodothyronine mixtures, compounds, compositions and their methods of use. U.S. Patent No. 6,627,660 issued on September 30, 2003 and includes claims directed to compositions and methods for treating hypothyroidism. This patent has a projected expiration date of November 16, 2019. U.S. Patent No. 5,767,227 issued on June 16, 1998 and includes compound, composition and method of treating thyroid disorder claims using iodothyronine polymers. U.S. Patent No. 5,910,569, a continuation-in-part, issued on June 8, 1999, includes iodothyronine copolymers and a method of treating thyroid disorder claims further comprising the 20 naturally occurring amino acids. These patents have a projected expiration date of June 16, 2015. We also have a related iodothyronine Canadian Patent No. 2,072,613, which has a scheduled expiration date of October 31, 2010. The pending applications are directed to iodothyronine mixtures, compounds, compositions and their methods of use.

(iv) There is one Australian Patent and one U.S. application directed to conformational protection of various active agents. There is one U.S. and one Canadian application directed to dendritic encapsulation of various active agents.
      Aspects of our technology were developed by Keith Latham of Innovative Technologies, L.L.C., a successor in interest to Technology Resources Incorporated. Effective June 30, 2004, we entered into an agreement with Innovative Technologies, L.L.C. and Keith Latham that amended in its entirety our obligation under any previous existing agreements with Innovative Technologies, L.L.C. and Keith Latham. The previous agreements were executed in connection with our acquisition of certain aspects of our intellectual property from Innovative Technologies, L.L.C. and Keith Latham in prior years. Keith Latham and Innovative Technologies, L.L.C. have released us from any obligation we may have had to Keith Latham or Innovative Technologies, L.L.C. under any previous agreements and we have eliminated potential royalty payments due to Keith Latham and Innovative Technologies, L.L.C. if we commercialize technology developed by Innovative Technologies, L.L.C. As part of our agreement with Innovative Technologies, L.L.C. and Keith Latham, we provided Keith Latham and Innovative Technologies, L.L.C. jointly with (i) a fee of $200,000 on June 30, 2004 and (ii) a 1% royalty on net sales on any product commercialized by us after June 30, 2004 for a period of 10 years for up to $1,000,000. We also granted to Innovative Technologies, L.L.C. and Keith Latham a limited, fully paid, irrevocable, non-exclusive, non-transferable, non-assignable worldwide license to make, use, sell, offer to sell, have made and import products and methods in accordance with certain of our specified U.S. and foreign patents and patent applications not currently directed to our product candidates. Under these applications and patents, the license is restricted to (i) the development and commercialization of drug products for the treatment of Parkinson’s disease including formulations with levo-dopa, (ii) the preparation of cell culture media and (iii) thyroid hormone pathologies. We retain all rights in the patents and applications that have been issued to us, are being prosecuted by us, or are related to our currently pending intellectual property, on which Keith Latham is an inventor and have obligated Keith Latham and Innovative Technologies, L.L.C. to cooperate in patent matters as may be required.
      Our core patent and several of our patent applications covering Carrierwave and our product candidates list Mr. Kirk as a co-inventor. Mr. Kirk has assigned full rights under the patent to us and has either assigned or is under a duty to assign full rights under all pending applications directed to Carrierwave that name him as an inventor.
      We also rely on trade secrets, know-how and continuing technological advances to protect various aspects of our core technology. We require our employees, consultants and scientific collaborators to execute confidentiality and invention assignment agreements with us to maintain the confidentiality of our trade secrets and proprietary information. Our confidentiality agreements generally provide that the employee, consultant or scientific collaborator will not disclose our confidential information to third parties, compete with us or solicit our employees during the course of their employment with us. These agreements also provide that inventions conceived by the employee, consultant or scientific collaborator in the course of working for us would be our exclusive property. Additionally, our employees agree not to compete with us or solicit our employees for one year following termination of their employment with us.
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
      The markets for amphetamines and other stimulants to treat ADHD and opioids to treat acute and chronic pain are well developed and populated with established drugs marketed by large pharmaceutical, biotechnology and generic drug companies. Amphetamines or other stimulants currently marketed for ADHD include Ritalin (Novartis AG), Concerta (McNeil Consumer & Specialty Pharmaceuticals), Dexedrine (GlaxoSmithKline PLC), Dextrostat (Shire), Cylert (Abbott Laboratories, Inc.) and Adderall (Shire). In addition, Eli Lilly and Company markets a non-stimulant drug, Strattera, for ADHD. Opioids currently marketed for acute pain include Anexsia (Mallinckrodt Inc.), Endocet (Endo Laboratories), Hydrocet (Amarin Pharmaceuticals, Inc.), Lortab (UCB Pharma Inc.), Norco (Watson Pharmaceuticals, Inc.), and Vicodin (Abbott Laboratories, Inc.). Opioids currently marketed for chronic pain include OxyContin (Purdue Pharmaceuticals LP), Duragesic (Janssen Pharmaceutical Products, L.P.), MSContin (Purdue Frederick Company) and Avinza (Ligand Pharmaceuticals Inc.). Each of these companies has significantly greater financial and other resources than we do. If we obtain regulatory approval to market one or more of our product candidates, we will compete with these established drugs and will need to show that our drugs have safety or efficacy advantages in order to take market share and be successful.
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
      Marketing approval of a new drug by the FDA may follow one of three routes. First is the submission of a traditional or full NDA under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act. Second, where an applicant chooses to rely in part on data generated or approvals obtained previously by other parties, it can submit a more limited NDA described in Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act. Either of these types of applications may also qualify for “Fast Track” status, granted by the FDA under Section 506 of the Federal Food, Drug and Cosmetic Act. Third, an abbreviated new drug application (ANDA) is permitted under Section 505(j) of the Federal Food, Drug and Cosmetic Act for products that are shown to be pharmaceutically and therapeutically equivalent to previously approved drug products. We anticipate that all of our products will be subject to Section 505(b)(1) or Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act and do not expect any Carrierwave based products to be submitted under Section 505(j).

New drug applications
      Before a new, innovative drug may be marketed in the United States, it must be the subject of an NDA that contains full reports of investigations adequate to establish the safety and effectiveness of the drug. In order to make such filings for any of our product candidates, we will generally be required to follow these steps:

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
      Both Section 505(b)(1) and Section 505(b)(2) applications are required by the FDA to contain full reports of investigations of safety and effectiveness. However, in contrast to a traditional NDA, in which the applicant submits all of the data demonstrating safety and effectiveness, an application described in Section 505(b)(2) can rely upon studies conducted by unaffiliated parties on a drug having the same active agent as the drug intended to be marketed by the applicant even though the applicant has not obtained a right of reference from the unaffiliated party. Furthermore, where the active agent has been approved by the

FDA under Section 505(b) of the Federal Food, Drug and Cosmetic Act, the Section 505(b)(2) applicant is permitted to rely on the fact that the active agent has been determined to be safe and effective. As a consequence, the preclinical and clinical development programs leading to the submission of an NDA under Section 505(b)(2) may be less expensive to carry out and can be concluded in a shorter period of time than programs required for a Section 505(b)(1) application for a traditional new chemical entity.
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

Our regulatory strategy
      In NDA submissions for our lead compounds, we have followed and intend to follow the development pathway permitted under the Federal Food, Drug and Cosmetic Act that we believe will offer the most expedient and prudent route toward commercialization. In each of our development programs, the active pharmaceutical ingredients in our Carrierwave compounds are well characterized and previously approved. As a result, we believe that the regulatory and development timelines of our CBDs, which are new chemical entities, will be shorter in comparison to traditional new chemical entities. In the case of NRP104, although the NDA was filed under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act, it took us 20 months to complete all clinical studies required for NDA filing, following the effective date of our IND. Because the underlying active ingredient in NRP104, d-amphetamine, is well known and well understood in terms of its effect, we were able to achieve the required statistical significance in our clinical studies with a study design using fewer subjects. Secondly, based on its relationship with d-amphetamine, we were able to obtain a waiver from the FDA from requirements for long-term carcinogenicity studies on NRP104. Based on this experience, we now anticipate filing our NDA for NRP290 for the treatment of acute pain under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act as well. However, in any case, if FDA decides that our proprietary data are not, by themselves, sufficient for a filing under Section 505(b)(1), we would still anticipate seeking FDA marketing approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which, if available to us, would allow our NDA to rely in part on data in the public domain or elsewhere, rather than having to conduct long and costly trials to generate all of the data which are often required in connection with a traditional new chemical entity.
      The submission or approval of an NDA covered by Section 505(b)(2) can be subject to a number of limitations. With respect to any CBD for which we seek approval in the future under Section 505(b)(2), depending on the specific formulations and combinations we decide to pursue, we may be required to certify that certain patents listed with the FDA by the sponsors of related drug products would not be infringed by our products, and to provide those sponsors and the patent holders with notice of our contention. In the event that the holders of those patents initiate an action against us within 45 days of receipt of our notice, alleging that one of our products would infringe their patents, the approval of our product would be delayed for 30 to 36 months, or until a decision is reached in the litigation that either confirms that we do not infringe the patent or enjoins the marketing of our product until the relevant patents expire. It is our intention, in designing our drug products and in choosing the specific product formulations to pursue, to avoid the need to certify to listed patents under these procedures or, if necessary, to make certifications only to patents that we believe we clearly do not infringe and that, therefore, would be unlikely to lead to an infringement claim by the patent holders. However, subsequent approvals of new, similar drug products, or new patent listings for previously approved drug products may trigger new non-patent exclusivity periods potentially applicable to our products or a need to certify to additional or new patents. These requirements may entail unexpected delays in the approval of our products, may entail unexpected litigation costs in the event that we decide to challenge newly listed patents, and/or necessitate that we generate more or different data than we currently anticipate in order to support an NDA approval. In any event, all data necessary to satisfy the FDA concerning the safety and effectiveness of our own versions of these products will have to be gleaned from the scientific literature and/or generated by or for us. These data are expected to include data establishing the safety and efficacy of the intended dosages and any other differences between the dosage form and the conditions for use of our products and the dosage form and conditions for use of the previously approved products. In its review of our NDA submissions, the FDA will have broad discretion to require us to generate additional data and respond to questions regarding these differences, and it is impossible to predict the number or nature of the studies that may be required before the FDA will grant approval. No assurance can be given that NDAs submitted for our products will receive FDA approval on a timely basis, if at all.
      The submission of an NDA is typically the subject of a user fee, currently in excess of $750,000, and products covered by approved NDAs are subject to product fees payable annually to the FDA. Upon submission of our NDA for NRP104, we received a waiver from the FDA of our user fee under the small business waiver provision of the Federal, Food, Drug and Cosmetic Act. Facilities where approved prescription drug products are manufactured are also subject to annual establishment fees.

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
      The FDA has the authority to inspect a company’s manufacturing and testing processes. In late April 2004, representatives of the FDA inspected our laboratory facility in Blacksburg, Virginia. In connection with this inspection, the FDA issued an observation on Form FDA 483 relating to our conduct of pharmacokinetic studies on thyroid compounds in 2001. We did not submit IND applications before conducting these studies because we believed that the studies were exempt from the IND requirements under FDA regulations. In subsequent correspondence with the FDA, the FDA has informed us that it believes those studies should have been conducted under an IND, and we have agreed to assure that future studies of this type are conducted under IND requirements. We do not believe that any enforcement action against us by the FDA based on this observation would be warranted or that, if pursued, any such action would have a material effect on us or our business.
      In addition to regulations enforced by the FDA, we also are subject to various laws and regulations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including chemicals, micro-organisms and various radioactive compounds used in connection with our research and development activities. Although we believe that our safety procedures for handling and disposing of these materials comply in all material respects with the standards prescribed by state and federal regulations, we cannot assure you that contamination or injury from these materials will not occur. Compliance with laws and regulations relating to the protection of the environment has not had a material effect on our capital expenditures or our competitive position. However, we cannot accurately predict the extent of government regulation, and the cost, and effect thereof on our competitive position, which might result from any legislative or administrative action.
      Additionally, we may have to obtain approval of a product from comparable regulatory authorities in foreign countries prior to the commencement of marketing of the product in those countries. The approval procedure varies among countries and may involve additional testing. In addition, the time required may differ from that required for FDA approval. Although there is now a centralized European Union approval mechanism in place, each European country may nonetheless impose its own procedures and requirements, many of which could be time consuming and expensive. Thus, substantial delays could occur in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed. We expect to rely on corporate partners and licensees, along with our expertise, to obtain governmental approval in foreign countries of drug formulations utilizing our drug candidates.

DEA regulation
      The pre-approval testing of our product candidates, which are CBDs of controlled substances, is expected to include a number of tests in animal models and in human volunteers designed to assess the potential “abuse liability” of the drugs, which considers not only the potential for abuse but also the potential health consequences of such abuse. These tests involve generally well-understood methods of assessing the relative abuse liability of a new drug product in comparison with existing scheduled and unscheduled drugs. Based on the results of these tests, the FDA is required under the CSA to make a medical and scientific assessment of whether it believes the new drug ought to be listed as a controlled substance and, if so, what level of control may be warranted. The FDA forwards those findings and recommendations to the DEA, which is responsible for initiating a proceeding, as warranted, to schedule the drug or, if it is already controlled, to move the drug into either a higher or lower schedule more closely reflecting the relative abuse liability of the drug, or to remove the drug entirely from the schedules of controlled drugs. Under the CSA and DEA regulations, such scheduling proceedings ordinarily involve publication of a scheduling proposal in the Federal Register and an opportunity for members of the public, including potential competitors, to submit comments and to request a formal administrative hearing. In the event that a hearing is requested, and the DEA decides to hold the requested hearing, final resolution of a scheduling proposal can take two years or more. A principal factor in determining the particular requirements, if any, applicable to a product is its actual or potential abuse liability. The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. Any of our product candidates that contain a scheduled substance will be subject to regulation as a drug of that class.
      Based on the chemical structure of NRP104 (that is, NRP104 is not amphetamine but a derivative of amphetamine), the DEA considers NRP104 not to be a scheduled substance at the present time. Based on different language in the existing schedules for amphetamines and opioids, however, the DEA considers NRP290 to be a Schedule II drug during the course of its development.
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
Employees
      As of January 1, 2006, we had 29 full-time employees, 8 of whom were employed at our headquarters in Radford, Virginia and 21 of whom were employed at our research facility located in the Virginia Tech Corporate Research Center in Blacksburg, Virginia. We have no employment agreements with any of our executive officers. Although we have employment agreements with certain of our employees, all of our employees are at-will employees who may terminate their employment at any time.
      We also employ consultants and independent contractors on a regular basis to assist in the development of our products. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have not experienced any work stoppages and we believe our relationship with our employees is good.

Executive Officers
      The following table shows information about our executive officers and certain other officers as of the date of this annual report on Form 10-K:

Name	Age	Position

Randal J. Kirk	52	Chairman of the Board, President and Chief Executive Officer (principal executive officer)
Krish S. Krishnan	41	Chief Operating Officer, Chief Financial Officer, Secretary and Director (principal financial and accounting officer)
Suma M. Krishnan	41	Vice President, Product Development
Robert D. Colucci, Pharm.D.	44	Vice President, Clinical Development
Other Officers
Clifton R. Herndon II	38	Vice President, Finance and Controller
      Randal J. Kirk is our founder and has served as a director since August 1996, as Chairman of the Board since 1996 and as our President and Chief Executive Officer since October 2001. Mr. Kirk has over 20 years of experience in the health-care industry. Mr. Kirk began his professional career in the private practice of law. Mr. Kirk co-founded General Injectables & Vaccines, Inc., a pharmaceutical distributor (GIV), in 1983 and served as Chairman of the board of GIV prior to the sale of that company in 1998. Previously, Mr. Kirk served as a member of the board of directors of Scios, Inc. (previously traded on NASDAQ and recently acquired by Johnson & Johnson) between February 2000 and May 2002. He has served on the board of directors of Harvest Pharmaceuticals Inc., a pharmaceutical company, since December 2002 and on the Virginia Bioinformatics Institute Policy Advisory Board since March 2004. Mr. Kirk also currently serves in a number of additional capacities: Senior Managing Director of Third Security, LLC, an investment management firm founded by Mr. Kirk, since March 1999; Chairman of Biological & Popular Culture LLC, an automated proactive notification software and service company, since September 2002, and Chairman of its predecessor from October 1999 to September 2002; member of the board of directors of Howe and Rusling, Inc., a registered investment advisory firm, since December 2001; member of the board of directors of Michael W. Cook Asset Management, Inc., a registered investment advisory firm, since January 2003; and as Chairman of the board of directors of Clinical Data, Inc. (NASDAQ SC: CLDA) since December 2004 and a member of this board of directors since September 2002. Mr. Kirk has also served on the Board of Visitors of Radford University since July 2003 and on the board of directors of the Radford University Foundation, Inc. since September 1998. Mr. Kirk received a B.A. in Business from Radford University and a J.D. from the University of Virginia.
      Krish S. Krishnan has served as a member of our board of directors since March 2003 and as our Chief Financial Officer and Chief Operating Officer since April 2004. Previously, he served as President and CEO of Harvest Pharmaceuticals Inc., a pharmaceutical company, between February 2003 and April 2004. In addition, Mr. Krishnan currently serves in the following capacities: Senior Managing Director of Third Security, LLC, an investment management firm, since March 2002, and member of the board of managers of Biological & Popular Culture LLC, an automated proactive notification software and service company, since September 2002. Previously, Mr. Krishnan was a director at a start-up venture, Suppliermarket.com, Inc., a software company, from February 2000 to August 2000, which was sold to Ariba Technologies Inc., a software company, in August 2000. He then served as a managing principal of Ariba, focusing primarily in the pharmaceutical industry, from September 2000 until joining Third Security in March 2002. Mr. Krishnan was a senior manager with A.T. Kearney, Inc., a management consulting firm, from September 1996 until January 2000, where he advised pharmaceutical companies on strategic and operational issues; a consultant with KPMG Peat Marwick between January 1992 and August 1994; and an engineer with E.I. Dupont de Nemours, a multi-national chemical company, between January 1989 and January 1992. Mr. Krishnan received a B.S. in Mechanical Engineering from the Indian Institute of Technology (IIT), a M.S. in Engineering from the University of Toledo, and an M.B.A. from The Wharton School at the University of Pennsylvania.

      Suma M. Krishnan has 15 years of experience in drug development. Mrs. Krishnan has been our Vice President, Product Development since September 2002. Prior to joining New River, Mrs. Krishnan served in the following capacities: Director, Regulatory Affairs at Shire Pharmaceuticals, Inc., a specialty pharmaceutical company, from June 2000 to August 2002; Senior Project Manager at Pfizer, Inc., a multi-national pharmaceutical company, from January 1998 to June 2000; and a consultant at the Weinberg Group, a pharmaceutical and environmental consulting firm, from January 1997 to December 1997. Mrs. Krishnan began her career as a discovery scientist for Janssen Pharmaceuticals, a subsidiary of Johnson & Johnson, a multi-national pharmaceutical company, in May 1991. Mrs. Krishnan received a M.S. in Organic Chemistry from Villanova University, an M.B.A. from Institute of Management and Research (India) and an undergraduate degree in Organic Chemistry from Ferguson University (India).
      Robert D. Colucci, Pharm.D. has served as our Vice President, Clinical Development since January 2006. Prior to joining us, he was a member of Colucci & Associates, LLC, an independent consultant firm providing clinical research support and risk management support to the pharmaceutical industry. He served as the Associate Director and Director of Clinical Research for Purdue Pharma L.P. from May 1997 until August 2005. Between 1989 and 1997, he was employed at Schering Plough Research Institute in the areas of cardiovascular clinical research and clinical pharmacology. He received his Bachelor of Science degree and Doctor of Pharmacy degree from the Massachusetts College of Pharmacy and Allied Health Sciences, Boston, and completed a postdoctoral fellowship in cardiovascular therapeutics at Hartford Hospital in Hartford, Connecticut. Dr. Colucci has held academic appointments at Mount Sinai School of Medicine in New York and Rutgers University College of Pharmacy (now the Ernest Mario School of Pharmacy) in New Jersey. He has authored numerous abstracts, articles, book chapters and reviews in the area of clinical pharmacology and clinical research. He is an associate member of the College on Problems and Drug Dependence and a fellow of both the American College of Clinical Pharmacology and the American College of Critical Care Medicine.
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
Available Information and Corporate Governance Documents.
      Our Internet website address is: www.nrpharma.com. We make available free of charge through our website our annual report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC. In addition, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of our Audit, Compensation and Nominating and Governance Committees are available on our website and are available in print, without charge, to any shareholder upon written request by writing our Corporate Secretary at 1881 Grove Avenue, Radford, Virginia 24141. The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

ITEM 1A.     RISK FACTORS
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

We have a history of operating losses and may incur additional substantial losses in 2006. We may never achieve profitability.
      We are focused on product development, and through January 1, 2006 we have not generated any revenues utilizing our Carrierwave technology. Since the end of 1997, we have incurred losses in each year of our operations, and we may continue to incur operating losses in 2006. These operating losses have adversely affected and may continue to adversely affect our working capital, total assets and shareholders’ equity.
      The process of developing our products requires significant clinical, development and laboratory testing and clinical trials. In addition, commercialization of our product candidates will require that we obtain necessary regulatory approvals and establish sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We may incur substantial losses in 2006 as a result of anticipated increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials, and regulatory compliance activities. We have incurred operating losses of approximately $31.8 million for the fiscal year ended January 1, 2006, approximately $16.3 million for the fiscal year ended January 2, 2005, and approximately $4.8 million for the fiscal year ended December 28, 2003 and at January 1, 2006, we had an accumulated deficit of approximately $70 million.
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

Our product candidates are based on a technology that could ultimately prove ineffective or unsafe.
      Our product candidates are created using our proprietary Carrierwave technology. Our test results to date are limited to clinical studies in humans and preclinical studies in animals with respect to NRP104 and NRP290 and laboratory tests and preclinical trials in animals with respect to other product candidates. We have not fully characterized the mechanism of absorption of our CBDs. Ultimately, our research and preclinical findings, which currently indicate that our Carrierwave technology possesses beneficial properties, may prove to be incorrect, in which case the product candidates created using our Carrierwave technology may not differ substantially from competing drugs and may in fact be inferior to them. If these products are substantially identical or inferior to drugs already available, the market for our Carrierwave drugs would be reduced or eliminated.
      Based on our preclinical and clinical studies to date, we believe our lead product candidates are safe and have no known side effects other than those associated generally with therapeutic amounts of amphetamine and opioids. However, we may not be able to prove that our product candidates are safe. No assessment of the efficacy, safety or side effects of a product candidate can be considered complete until all clinical trials needed to support a submission for marketing approval are complete. Other than NRP104, our product candidates will require additional laboratory, animal and human testing. With respect to NRP104, we need to complete our third clinical abuse liability study. Success in earlier clinical and preclinical trials does not mean that subsequent trials will confirm the earlier findings, or that experience with use of a product in large-scale commercial distribution will not identify additional safety or efficacy issues. If we find that any of our products is not safe, or if efficacy of the products cannot be consistently demonstrated, we may not be able to commercialize the product, or may be required to cease distribution of the product. The safety of our Carrierwave formulations may vary with each drug and the ingredients used in each formulation, and therefore even if safety and effectiveness is established for one of our CBDs, this would not necessarily be predictive of the safety or effectiveness of any of our other product candidates, which would need to be separately established.

If we are unable to develop and commercialize our product candidates successfully, we may never achieve profitability.
      We have not commercialized any products or recognized any revenue from product sales utilizing our Carrierwave technology. All of the compounds produced using our Carrierwave technology, with the exception of NRP104 and NRP290, are in early stages of development. On January 26, 2006, the FDA accepted for review the NDA application for NRP104. There can be no assurance, however, that the FDA will approve that NDA or that, if the FDA requires additional data prior to approval, that we will be able to generate the required data. Other than with respect to NRP104, we must conduct significant additional research and development activities before we will be able to apply for regulatory approval to commercialize any products utilizing our Carrierwave technology. We must successfully complete adequate and well-controlled studies designed to demonstrate the safety and efficacy of the product candidates and obtain regulatory approval before we are able to commercialize these product candidates. There is no guarantee that we will receive regulatory approval with respect to any of our product candidates. Even if we succeed in developing and commercializing one or more of our product candidates utilizing our Carrierwave technology, we may never generate sufficient or sustainable revenue to enable us to be profitable.

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
      The markets for amphetamines and other stimulants to treat ADHD and opioids to treat pain are well developed and populated with established drugs marketed by large pharmaceutical, biotechnology and generic drug companies. Amphetamines or other stimulants currently marketed for ADHD include Ritalin (Novartis AG), Concerta (McNeil Consumer & Specialty Pharmaceuticals), Dexedrine (GlaxoSmithKline PLC), Dextrostat (Shire), Cylert (Abbott Laboratories, Inc.) and Adderall (Shire). In addition, Eli Lilly and Company markets a non-stimulant drug, Strattera, for ADHD. Opioids currently marketed for acute pain include Anexsia (Mallinckrodt Inc.), Endocet (Endo Laboratories), Hydrocet (Amarin Pharmaceuticals, Inc.), Lortab (UCB Pharma Inc.), Norco (Watson Pharmaceuticals, Inc.), and Vicodin (Abbott Laboratories, Inc.). Opioids currently marketed for chronic pain include OxyContin (Purdue Pharmaceuticals LP), Duragesic (Janssen Pharmaceutical Products, L.P.), MSContin (Purdue Frederick Company) and Avinza (Ligand Pharmaceuticals Inc.). Each of these companies has significantly greater financial and other resources than we do. In addition, generic equivalent versions of many of these existing drug products are available and these products are therefore subject to substantial price competition. If we obtain regulatory approval to market one or more of our product candidates, we will compete with these established brand and generic drugs and will need to show that our drugs have safety or efficacy advantages in order to take market share and be successful.
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
      Patent positions can be uncertain and involve complex legal and factual questions. We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. To date, we hold one issued U.S. patent relating to our core Carrierwave technology. In addition to the core patent, we have two issued U.S. patents for an earlier developed delivery technology related to Carrierwave, and one directed to iodothyronine compounds. We have applied for additional patents relating to our technologies and our products and plan to file additional patent applications in the future. We have U.S. patent applications pending covering each of our product candidates. Additionally, we have Patent Cooperation Treaty applications pending covering abuse resistant aspects of our technology, as well as, national stage applications pending in up to 18 countries depending on the specific product candidate. We also have national stage applications covering our core technology platform in Europe, Japan, China, South Korea, Canada, Australia, India and Israel.
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

We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time-consuming.
      Our intellectual property includes four U.S. patents, two foreign patents and 102 pending U.S., Patent Cooperation Treaty or national stage applications. We have licensed aspects of our Carrierwave technology with respect to NRP104 pursuant to our collaboration agreement with Shire. We have 54 applications covering anti-abuse aspects of NRP104, NRP290 and NRP369 generally with other commonly abused substances. Of these, NRP104 is the focus of 25 applications, NRP290 is the focus of two applications, NRP369 is the focus of three applications, and NRP409 is the focus of one application.
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
      Interference proceedings brought before the U.S. Patent and Trademark Office may be necessary to determine priority of invention with respect to our patents or patent applications. During an interference proceeding, it may be determined that we do not have priority of invention for one or more aspects in our patents or patent applications and could result in the invalidation in part or whole of a patent or could put a patent application at risk of not issuing. Even if successful, an interference may result in substantial costs and distraction to our management.
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
      Other than NRP104, our potential drug products require preclinical testing and clinical trials prior to submission of any regulatory application for commercial sales. With respect to NRP104, our third clinical abuse liability study is ongoing, as is our continuing long-term safety study. Additional clinical study requirements could be imposed on us either prior to approval or as post-approval requirements. We have limited experience conducting clinical trials. We currently employ two clinical trial managers. We rely and expect to continue to rely on third parties, including clinical research organizations and outside consultants, to conduct, supervise or monitor some or all aspects of preclinical testing or clinical trials involving our product candidates. We have less control over the timing and other aspects of these preclinical testing or clinical trials than if we performed the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our preclinical testing or clinical trials on our anticipated schedule or, for clinical trials, consistent with a clinical trial protocol. Delays in preclinical and clinical testing could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the clinical trials may also ultimately lead to denial of regulatory approval of a product candidate.
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
      FDA has the authority to inspect a company’s drug manufacturing and testing processes and to take enforcement actions, with varying degrees of severity, in the event that it determines that violations of the Federal Food, Drug and Cosmetic Act and FDA regulations have occurred. In late April 2004, representatives of the FDA inspected our laboratory facility in Blacksburg, Virginia. In connection with this inspection, the FDA issued an observation on Form FDA-483 relating to our conduct of pharmacokinetic studies on thyroid compounds in humans in 2001. The observation noted that we did not submit an IND application before conducting these studies. Such an observation on Form FDA-483 does not constitute a finding by FDA that a violation has occurred. We have responded to this observation, explaining our basis for believing in 2001 that these studies were exempt from FDA regulations requiring submission of an IND. In subsequent correspondence with the FDA, the FDA has informed us that it believes those studies should have been conducted under an IND, and we have agreed to assure that future studies of this type are conducted under IND requirements. We do not believe that any enforcement action against us by the FDA based on this observation would be warranted or that, if pursued, any such action would have a material effect on us or our business.

If the FDA does not accept our filing under Section 505(b)(1) and we are unable to file for approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act or if we are required to generate additional data related to safety and efficacy in order to obtain approval under Section 505(b)(1) or 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.
      Our current plans for filing NDAs for our product candidates include efforts to minimize the data we will be required to generate in order to obtain marketing approval for our product candidates and therefore possibly obtain a shortened review period for the applications. The FDA has accepted our NDA for NRP104 under Section 505(b)(1), and we believe it may also accept our planned NDA for NRP290 under that section as well. The FDA could change its determination on this issue, however, and require that we either generate additional data to support an approval under Section 505(b)(1) or submit or convert an application to a Section 505(b)(2) application so that we can rely on data generated by third parties, to which we do not have a right of reference. If we are required to rely on data generated with products already approved by the FDA and covered by third-party patents we would be required to certify that we do not infringe the listed patents for those products or that such patents are invalid or unenforceable. As a result of such a certification, the third party would have 45 days from notification of our certification to initiate an action for patent infringement against us. In the event that an action is brought in response to such a certification, the approval of our NDA could be subject to a stay of up to 30 months or more while we defend against such a suit.

Approval of our product candidates may therefore be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents to our product candidates. Alternatively, we may elect to generate sufficient additional clinical data of our own so that we can maintain our application under Section 505(b)(1).
      Even if no exclusivity periods apply to our applications, the FDA has broad discretion to require us to generate additional data on the safety and efficacy of our product candidates to supplement third-party data on which we may be permitted to rely. In either event, we could be required, before obtaining marketing approval for any of our product candidates, to conduct substantial new research and development activities beyond those we currently plan to engage in order to obtain approval of our product candidates. Such additional new research and development activities would be costly and time consuming. If we are required to generate additional data to support approval, we may be unable to meet our anticipated development and commercialization timelines, may be unable to generate the additional data at a reasonable cost, or at all, and may be unable to obtain marketing approval of our product candidates.

If the FDA requires that NRP104 be scheduled by the DEA before the product is commercially sold, we will be unable to begin commercial sale of that product until the DEA completes scheduling proceedings, and if NRP104 is scheduled by the DEA in Schedule II under the Controlled Substances Act (CSA), the potential market for the drug may be significantly reduced.
      The DEA has indicated that NRP104 is not a scheduled drug at the present time. Based on data generated in our studies of the potential for abuse, however, and on the fact that the drug is designed to deliver quantities of amphetamine, the FDA and the DEA may, pursuant to their statutory responsibilities under the CSA, conclude that the drug should be scheduled in one of the CSA schedules at the time it is first approved for commercial sale. The process for scheduling a drug under these circumstances involves the forwarding by the FDA to the DEA of its medical and scientific findings, and its recommendation that the drug be scheduled on the appropriate schedule level. The DEA then publishes a notice in the Federal Register of a proposal to place the drug in an appropriate CSA schedule. Interested persons are then afforded an opportunity to comment on the proposal and to request a hearing. After consideration of the comments received, and potentially the holding of a formal administrative hearing, the DEA then publishes a regulation placing the drug in an appropriate CSA schedule. If the FDA is unwilling to permit the sale of the drug until it is placed in an appropriate CSA schedule, it may not grant NDA approval until completion of scheduling proceedings by the DEA. We intend to seek timely conclusion of any consideration of the CSA scheduling of NRP104 so that these considerations do not result in any delay in our ability to market the drug. Because of the opportunity for public participation in the process, however, we cannot predict how long the FDA and the DEA may take to conclude any scheduling actions with respect to the drug that they may believe are warranted.
      The drug products with which our lead product candidate NRP104 is expected to compete are amphetamine products currently classified by the DEA under the CSA on Schedule II, the most restrictive schedule applicable to drug products marketed for legitimate medical use. The DEA has concluded that, based on its chemical structure, NRP104 is not a scheduled substance at the present time. Our commercialization strategy for this product depends in large part on our ability to obtain approval to market the drug either as an unscheduled drug or as a drug classified by the DEA in a less restrictive schedule than Schedule II. A decision as to whether and how NRP104 should be scheduled at the time it is approved for commercial sale will be made by the DEA based on the medical and scientific determinations of the FDA which, in turn, will be based in large part on data we generate regarding the relative potential for abuse of the drug compared to existing Schedule II drugs. If the determination is made that the drug should be controlled in Schedule II, the potential market for our drug may be significantly reduced, which may have a material adverse effect on us. Furthermore, because amphetamine is a Schedule II substance, the amount of it that we can obtain for clinical trials and commercialization of NRP104 is limited by the DEA and our quota may not be sufficient to complete clinical trials or meet commercial demand. We cannot predict the outcome of the studies of the potential for abuse of our drug or of the consideration by the FDA and the DEA of the results of those studies.

We have engaged in extensive financial and operational transactions with Randal J. Kirk, our Chairman, President and Chief Executive Officer, and his affiliates.
      Our company was formed by, and has historically been controlled and managed and, prior to the initial public offering of our common stock, principally funded by, Randal J. Kirk, our Chairman, President and Chief Executive Officer, and affiliates of Mr. Kirk. As a result, we have engaged in a variety of financial and operational transactions with Mr. Kirk and these affiliates. While we believe that each of these transactions was on terms no less favorable to us than terms we could have obtained from unaffiliated third parties, none of these transactions was negotiated on an arm’s length basis. Accordingly, their terms may not be as favorable to us as if we had negotiated them with unaffiliated third parties. It is our intention to ensure that all future transactions, if any, between us and our officers, directors, principal shareholders and their affiliates, are approved by the audit committee or a majority of the independent and disinterested members of the board of directors, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

As of January 1, 2006 Randal J. Kirk controlled approximately 56.8% of our common stock and is able to control or significantly influence corporate actions, which may result in Mr. Kirk taking actions that advance his interests to the detriment of our other shareholders.
      As of January 1, 2006 Randal J. Kirk, Chairman, President and Chief Executive Officer, and shareholders affiliated with him controlled approximately 56.8% of our common stock. Mr. Kirk is able to control or significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of Mr. Kirk may not always coincide with the interests of other shareholders, and he may take actions that advance his interests to the detriment of our other shareholders.

We rely on Third Security, LLC, to provide us with certain services. If Third Security, LLC ceases to provide these services and we are unable to establish and maintain the necessary infrastructure to be self-sufficient, our business will be adversely affected.
      We rely on Third Security, LLC to provide support for tax, legal, information technology, and market research functions as well as provide the miscellaneous services that we may need from time to time until the earlier of August 9, 2006 or our termination of the administrative services agreement we have with Third Security. Currently, we expect to renew this agreement under similar terms upon its expiration. If Third Security will not agree to renew the agreement and ceases to provide these services and we are unable to add the necessary personnel and establish the necessary infrastructure to support our operations as a result, our business will be adversely affected. Third Security is owned by Randal J. Kirk, our Chairman, President and Chief Executive Officer, who, with shareholders affiliated with him as of January 1, 2006, controlled approximately 56.8% of our common stock. The administrative services agreement has terms no less favorable than those that we would have entered into with an unaffiliated third party, and the agreement was approved by a majority of the independent and disinterested members of our board of directors.

Our executive officers and other key personnel are critical to our business, and our future success depends on our ability to retain them.
      We are highly dependent on the principal members of our management and scientific team, particularly, Mr. Kirk, our Chairman, President and Chief Executive Officer, Krish S. Krishnan, our Chief Financial Officer and Chief Operating Officer, and Suma M. Krishnan, our Vice President, Product Development and chief scientist. In order to pursue our product development, marketing and commercialization plans, we will need to hire additional personnel with experience in clinical testing, government regulation, manufacturing, marketing and business development. We may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. We have no employment agreements with any of our executive officers and while we have employment agreements with certain of our employees, all of our employees are at-will employees who may terminate their employment at any time. We do not currently have key personnel insurance on any of our officers or employees. The loss of any of our key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of our research, development or business objectives and could materially adversely affect our business, financial condition and results of operations.

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
      Our reliance on third-party manufacturers exposes us to the following additional risks, any of which could delay or prevent the completion of our clinical trials, the approval of our product candidates by the FDA or other regulatory agencies or the commercialization of our products, result in higher costs or deprive us of potential product revenues:

•	Manufacturers are obligated to operate in accordance with FDA-mandated current good manufacturing practice (cGMP) requirements. A failure of any of our third-party manufacturers to establish and follow cGMP requirements and to document their adherence to such practices may lead to significant delays in the availability of material for clinical trials, may delay or prevent filing or approval of marketing applications for our products, and may cause delays or interruptions in the availability of our products for commercial distribution following FDA approval.

•	Replacing our third-party manufacturers or contracting with additional manufacturers may require re-validation of the manufacturing processes and procedures in accordance with cGMP and compliance with supplemental approval requirements. Any such necessary re-validation and supplemental approvals may be costly and time- consuming.
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

      In order to develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical and clinical trials and marketing activities. We anticipate that our existing cash and cash equivalents and short-term investments will enable us to maintain our current planned operations for at least the next 18 months. We anticipate using our cash and cash equivalents and short-term investments to fund further research and development with respect to our lead product candidates. We may, however, need to raise additional funding sooner if our business or operations change in a manner that consumes available resources more rapidly than we anticipate, which may include if we are granted Fast Track status with respect to any of our product candidates. Our requirements for additional capital will depend on many factors, including:

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
      As of January 1, 2006, we have no committed additional sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional funds to continue the development of our product candidates. We anticipate that we will need significant additional funds in order for us to commercialize NRP104 and continue the development of NRP290 and other product candidates. Funds may not be available to us on favorable terms, if at all. To the extent we raise additional capital through the sale of equity securities, the issuance of those securities could result in dilution to our shareholders. In addition, if we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations. In addition, we may be required to obtain funds through arrangements with collaborative partners, such as our agreements with Shire, or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves or license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

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
      Our product candidates, if successfully developed, will compete with a number of products manufactured and marketed by major pharmaceutical companies, biotechnology companies and manufacturers of generic drugs. Our products may also compete with new products currently under development by others. Physicians, patients, third-party payors and the medical community may not accept and utilize any of our product candidates. Physicians may not be inclined to prescribe the drugs created utilizing our Carrierwave technology unless our drugs bring substantial and demonstrable advantages over other drugs currently marketed for the same indications. If our products do not achieve market acceptance, we will not be able to generate significant revenues or become profitable.

If we fail to establish marketing, sales and distribution capabilities, or fail to enter into arrangements with third parties to do this on our behalf, we will not be able to create a market for our product candidates.
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
      Our ability to commercialize pharmaceutical products successfully may depend in part on the availability of reimbursement for our products from:

•	government and health administration authorities;

•	private health insurers; and

•	other third-party payors, including Medicare.
      We cannot predict the availability of reimbursement for newly approved health care products. Third-party payors, including Medicare, are challenging the prices charged for medical products and services. Government and other third-party payors increasingly are limiting both coverage and the level of reimbursement for new drugs. Third-party insurance coverage may not be available to patients for any of our products.
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
      Certain provisions of Virginia law, the state in which we are incorporated, and our amended and restated articles of incorporation and amended and restated bylaws could make it more difficult for our shareholders, should they choose to do so, to remove our board of directors or management. These provisions include:

•	a provision allowing our board of directors to issue preferred stock with rights senior to those of the common stock without any vote or action by the holders of our common stock. The issuance of preferred stock could adversely affect the rights and powers, including voting rights, of the holders of common stock;

•	a provision allowing the removal of directors only for cause;

•	the requirement in our bylaws that shareholders provide advance notice when nominating our directors or submitting other shareholder proposals; and

•	the inability of shareholders to convene a shareholders’ meeting without the chairman of the board, the chief executive officer or a majority of the board of directors first calling the meeting.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
      We lease our headquarters in Radford, Virginia from Third Security for approximately $78,000 annually for approximately 3,993 square feet, which we believe is market rate for this space.
      Our research and development operations are located in approximately 7,457 square feet of leased laboratory facilities at the Virginia Tech Corporate Research Center in Blacksburg, Virginia at an annual cost of approximately $133,000. Our location in the Virginia Tech Corporate Research Center is not to be construed as an endorsement by Virginia Tech Corporate Research Center, Inc. or Virginia Polytechnic Institute and State University, their affiliates, agents or employees, of our company or our activities. This lease expires on July 31, 2006. We anticipate renewing this lease for successive one year periods on terms similar to the terms currently in effect.
      In addition to our laboratory facilities, we sublease approximately 508 square feet at a veterinary research facility, also in Blacksburg, Virginia, where we conduct our preclinical rat and mice studies, at an annual cost of approximately $17,000. This lease expires June 19, 2006. We anticipate renewing this lease for successive six month periods on terms similar to the terms currently in effect

ITEM 3.	LEGAL PROCEEDINGS
      We are not presently involved in any legal proceedings that, in our opinion, could have a material adverse effect on our business or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      There were no matters submitted to a vote of our shareholders during the quarter ended January 1, 2006.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      On August 5, 2004, we sold 8,400,000 shares of our common stock as part of our initial public offering. Our common stock is quoted on The Nasdaq National Market under the symbol “NRPH.” As of January 1, 2006, there were approximately 26 shareholders of record of our common stock. This total does not represent the actual number of beneficial owners of our common stock because shares are generally held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.
      The following table sets forth the high and low bid quotations of our common stock for the period indicated.

	High	Low

Period from August 5, 2004 - September 26, 2004	$4.60	$2.88
Quarter ended January 2, 2005	$9.00	$4.56
Quarter ended April 3, 2005	$16.06	$7.73
Quarter ended July 3, 2005	$16.96	$12.47
Quarter ended October 2, 2005	$23.97	$14.04
Quarter ended January 1, 2006	$27.10	$21.60
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
      From August 5, 2004, the effective date of our Registration Statement on Form S-1 (File No. 333-115207) to January 1, 2006, in accordance with the disclosure set forth in the prospectus related to our initial public offering, we have used the entire $30 million of the net offering proceeds from our initial public offering, as follows:

Funding for further development of NRP104	$14.7 million
Funding for further research and development of NRP290	1.3 million
Funding for other preclinical programs, working capital and general corporate purposes	14.0 million

Total	$30.0 million

ITEM 6.	SELECTED FINANCIAL DATA
      We have derived the following statements of operations data for each of the three fiscal years ended January 1, 2006, January 2, 2005, and December 28, 2003 and the balance sheet data at January 1, 2006 and January 2, 2005 from the consolidated financial statements of New River Pharmaceuticals Inc. and Subsidiary, which consolidated financial statements and the report thereon we include elsewhere in this annual report on Form 10-K. We have derived our statements of operations data for the fiscal years ended December 29, 2002 and December 30, 2001 and the balance sheet data at December 28, 2003, December 29, 2002, and December 30, 2001 from our audited consolidated financial statements that we do not include in this annual report on Form 10-K. You should read the selected consolidated financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K.

	January 1,	January 2,	December 28,	December 29,	December 30,
	2006	2005	2003	2002	2001

	(In thousands, except share and per share data)
Statements of operations data(1)(2):
Sales, net	$—	$—	$—	$177	$241
Operating costs and expenses:
Cost of goods sold	—	—	—	51	105
Net sales returns of drug unavailable for sale	—	—	—	—	641
Selling, general and administrative	13,229	5,933	1,529	1,940	4,284
Research and development	18,366	10,235	3,139	2,683	3,909
Depreciation and amortization of property and equipment	157	119	140	175	163
Amortization of intangible assets	—	—	—	39	39

Total operating expenses	31,752	16,287	4,808	4,888	9,141

Operating loss	(31,752)	(16,287)	(4,808)	(4,711)	(8,900)
Other income (expense):
Gain on settlement	—	1,764	—	—	—
Loss on disposal of property and equipment	—	(19)	—	(89)	—
Interest expense	(5)	(11)	(13)	(59)	(132)
Interest income	1,890	218	4	30	102

Total other income (expense), net	1,885	1,952	(9)	(118)	(30)

Net loss	$(29,866)	$(14,335)	$(4,817)	$(4,829)	$(8,930)

Net loss per share (basic and diluted)	$(0.83)	$(0.48)	$(0.20)	$(0.23)	$(0.56)

Weighted average number of common shares outstanding (basic and diluted)	35,943,596	29,694,742	23,685,626	21,379,822	15,961,194

(1)	All of our sales, net, recognized in the fiscal years ended December 29, 2002 and December 30, 2001 were from sales of drugs, which were transferred to an affiliated party at the end of 2002.

(2)	As adjusted to give effect to a one-for-two reverse stock split effective as of August 3, 2004 and a two-for-one stock split effected in the form of a stock dividend effective January 13, 2006.

	As of

	January 1,	January 2,	December 28,	December 29,	December 30,
	2006	2005	2003	2002	2001

Balance sheet data:
Cash and cash equivalents	$3,516	$4,019	$264	$614	$3,088
Short-term investments	49,250	21,150	—	—	—
Working capital (deficit)	46,689	21,124	(1,422)	(294)	916
Total assets	53,960	25,770	636	1,019	4,187
Capital lease obligation	49	—	—	—	—
Long-term debt	—	—	—	—	5,271
Total shareholders’ equity (deficit)	(6,482)	21,385	(1,139)	90	(3,418)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Information Regarding Forward-Looking Statements
      This annual report on Form 10-K contains forward-looking statements. All statements, other than statements of historical facts, included in this annual report on Form 10-K regarding our strategy, future operations, future financial position, future revenues, future costs, prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the ability to execute successfully the collaboration with Shire within a reasonable timeframe or at all;

•	the progress of our product development programs;

•	the status of our preclinical and clinical development of potential drugs;

•	the likely success of our drug products in clinical trials and the regulatory approval process, particularly whether and under what circumstances any of our drug products will be approved by the FDA;

•	our estimates for future revenues and profitability;

•	our estimates regarding our capital requirements and our needs for additional financing;

•	the likely scheduling and labeling of product candidates;

•	our ability to attract partners with acceptable development, regulatory and commercialization expertise;

•	the likelihood of regulatory approval under the Federal Food, Drug and Cosmetic Act without having to conduct long and costly trials to generate all of the data often required in connection with a traditional new chemical entity;

•	the ability to develop, manufacture, launch and market any of our drug candidates;

•	our ability to develop safer and improved versions of widely prescribed drugs using our Carrierwave technology;

•	the expected benefits of our Carrierwave technology such as abuse resistance and decreased toxicity; and

•	our ability to obtain favorable patent claims.
      In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements as our actual results may differ materially from those anticipated in these forward-looking statements. We discuss many of these risks in this annual report on Form 10-K in greater detail under the heading “Risk Factors Related to Our Business.” In addition, these forward-looking statements represent our estimates and assumptions only as of the date of this annual report on Form 10-K.
      You should read this annual report on Form 10-K and the documents that we reference in this annual report and have filed previously as exhibits to earlier filings with the SEC, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
Overview
      We are a specialty pharmaceutical company developing novel pharmaceuticals that are generational improvements of widely-prescribed drugs in large and growing markets. Utilizing our proprietary Carrierwave technology, we are currently developing new molecular entities that are derivatives of public domain actives, and attempting to address certain deficiencies associated with currently marketed drugs. The products in our pipeline that are the most advanced in their development are NRP104 and NRP290, which are conditionally bioreversible derivatives (CBDs) of d-amphetamine and hydrocodone, respectively, and are designed to provide overdose protection and less potential for abuse while affording comparable efficacy. We believe some of our drugs may prove highly resistant to overdose. We believe that we are the first company with a viable product in the pipeline attempting to address both the potential abuse and the potential overdose risk associated with currently marketed amphetamines and opioids.
      Throughout our history, we have incurred significant losses. We may incur additional losses, which may increase, for our fiscal year ending December 31, 2006. We have not been and may never become profitable. As of January 1, 2006, we had an accumulated deficit of approximately $70 million.
      Revenues. If our development efforts result in clinical success, regulatory approval and successful commercialization of our products, we could generate revenues from sales of our products. If, as an alternative to commercializing a particular product, we enter into license agreements or other collaboration arrangements with corporate partners, such as our collaboration with Shire Pharmaceuticals Group plc (Shire), we could recognize revenue from license fees, milestone payments, profit sharing or royalties from product sales.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of legal costs associated with patent filings and litigation that was settled in May 2004, board of director fees, insurance expense, personnel and benefits costs, stock-based compensation costs, costs associated with completing the collaboration agreements with Shire, and fees charged to us by an affiliate, Third Security, LLC (Third Security), for services provided to us under an administrative services agreement. Administrative services that Third Security is providing under the administrative services agreement include support for taxation, legal, information technology, and market research functions as well as other miscellaneous services that we may need from time to time.
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
      We use our research and development employee and infrastructure resources across several projects, and many of our costs are not attributable to an individually named project but are directed to broadly applicable research efforts. Accordingly, we do not account for internal research and development costs on a project-by-project basis, and we cannot state precisely the total costs incurred for each of our clinical and preclinical projects on a project-by-project basis.
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

	Fiscal Years Ended
				Inception to
	December 28,	January 2,	January 1,	January 1,
	2003	2005	2006	2006

	(In thousands)
NRP104	$669	$7,064	$12,046	$19,779
NRP290	104	690	1,146	1,940
Other preclinical development	—	153	804	957
Carrierwave/thyroid	584	—	—	5,488

Total	$1,357	$7,907	$13,996	$28,164

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
      Other Income (Expense). Other income (expense) primarily consists of interest income and interest expense. Interest income consists of interest earned on cash and cash equivalents and short-term investments. Interest expense consists of interest on long-term debt and capital lease obligations. We currently have no long-term debt obligations.

Results of Operations
      We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts, the timing and outcome of regulatory submissions, and the potential receipt of milestone payments under our collaboration agreement with Shire. Due to these uncertainties, accurate predictions of future operations are difficult or impossible.
Fiscal Year Ended January 1, 2006 Compared to Fiscal Year Ended January 2, 2005
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7,296,000, or 123%, to $13,229,000 for the fiscal year ended January 1, 2006 from $5,933,000 for the fiscal year ended January 2, 2005. This increase was primarily attributed to a $1,500,000 fee paid to an investment banking firm for managing the process through which we were able to evaluate various partnering alternatives prior to successful completion of our collaboration agreements with Shire, approximately $1,045,000 of shared marketing expenses with Shire in accordance with the collaboration agreement, an increase of approximately $1,528,000 of payroll and benefit costs, including bonus accruals, associated with hiring executive management and accounting personnel, an increase in stock-based compensation of $1,973,000 and a general increase in general and administrative expenses associated with being a public company, including increases in legal expenses of $404,000 and directors’ and officers’ insurance of $480,000. Stock-based compensation for the fiscal year ended January 1, 2006 was $3,359,000 and represents the cost of SARs granted to our Chief Executive Officer and our Chief Financial Officer. Stock-based compensation for the fiscal year ended January 2, 2005 was $1,386,000 and represented the excess of the estimated fair value of shares issued over the sales price of such shares.
      Research and Development Expenses. Research and development expenses increased $8,131,000, or 79%, to $18,366,000 for the fiscal year ended January 1, 2006 from $10,235,000 for the fiscal year ended January 2, 2005. An increase in external development costs of $6,089,000 and an increase in personnel, benefits and related costs of $1,554,000, including bonus accruals and stock-based compensation for research and development personnel, primarily accounted for this increase. The increase in external development costs were primarily related to Phase 3 clinical studies for our NRP104 compound and continued progress in our research and development of our NRP290 compound. Stock-based compensation for the fiscal year ended January 1, 2006 was $726,000 and represents the cost of SARs granted to our Vice President, Product Development. There was no stock-based compensation recognized for the fiscal year ended January 2, 2005 related to research and development employees. The remaining increase in personnel, benefits and related costs was due to a combination of new hires and increases in salaries and bonuses.
      The following table shows the aggregate changes in our research and development expenses.

	Fiscal Year Ended

Research and development expenses	January 1, 2006	January 2, 2005

	(In thousands)
Direct project costs:
Personnel, benefits and related costs	$3,079	$1,525
Consultants, supplies, materials and other direct costs	944	598
External development costs	13,996	7,907

Total direct costs	18,019	10,030
Indirect costs	347	205

Total	$18,366	$10,235

      Other Income. For the fiscal year ended January 1, 2006, other income included $1,890,000 of interest income earned primarily from investing the proceeds received from our initial public offering and the proceeds received pursuant to the collaboration agreements with Shire. Other income for the fiscal year ended

January 2, 2005 included a gain of $1,764,000 on settlement of litigation, which is discussed further in the notes to the consolidated financial statements (see note 11) and $219,000 of interest income earned primarily from investing the proceeds from our initial public offering
Fiscal Year Ended January 2, 2005 Compared to Fiscal Year Ended December 28, 2003
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4,404,000, or 288%, to $5,933,000 for the fiscal year ended January 2, 2005 from $1,529,000 for the fiscal year ended December 28, 2003. This increase is primarily due to an increase in stock-based compensation expense of $1,328,000, an up-front fee of $200,000 paid to Innovative Technologies, Inc. (Innovative Technologies), costs recognized for services provided by an affiliate, Third Security, of $576,000, an increase in personnel, benefits and related costs of approximately $1,504,000 and other various administrative expenses associated with being a public company. The expenses recorded for stock-based compensation were $1,386,000 and $58,000 for the fiscal years ended January 2, 2005 and December  28, 2003, respectively, and were based on the excess of the estimated fair value of options and shares issued over the sale price of such shares. The up-front fee of $200,000 was paid to Innovative Technologies on July 1, 2004 in accordance with the terms of an agreement (the Innovative Technologies Agreement) entered into on June 30, 2004 that effectively amended our obligation in its entirety under previous existing agreements with Innovative Technologies. The previous agreements were executed in connection with our acquisition of certain of our intellectual property from Innovative Technologies in prior years. The Innovative Technologies Agreement also provides for a 1% royalty on net sales (as defined in the Innovative Technologies Agreement) for a period of 10 years for up to a total of $1 million, whichever comes first. No royalties have been paid under this agreement through January 1, 2006.
      Third Security provided support in the finance, accounting, taxation, legal, market research, information technology and human resources functions at no charge to us through August 10, 2004 and in prior periods. Through December  28, 2003, no charge was recorded for the estimated cost of these services. However, due to the increased assistance that Third Security provided in connection with the initial public offering of our common stock that was completed on August 10, 2004, we recorded expenses of $576,000 for these costs and recognized a capital contribution in the same amount. We estimated these costs based on information provided by Third Security that included actual compensation and estimated time incurred by individuals performing such services. We believe that it is not practicable to estimate the cost for these services that we would have incurred if we had operated as an unaffiliated entity through August 10, 2004 for fiscal year 2004 and for the fiscal year ended December 28, 2003. Upon the completion of the initial public offering of our common stock on August 10, 2004, Third Security ceased to provide these services at no charge to us. At such time, we added executive and additional financial staff that allowed us to become self-sufficient, except for certain administrative services that Third Security has continued to provide for a fee under the terms of an administrative services agreement. The addition of the administrative and executive staff accounted for most of the $1,504,000 increase in personnel and benefits costs.
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

      The following table shows the aggregate changes in our research and development expenses.

	Fiscal Year Ended

Research and development expenses	January 2, 2005	December 28, 2003

	(In thousands)
Direct project costs:
Personnel, benefits and related costs	$1,525	$1,235
Consultants, supplies, materials and other direct costs	598	480
External development costs	7,907	1,357

Total direct costs	10,030	3,072
Indirect costs	205	67

Total	$10,235	$3,139

      Other Income. Other income for the fiscal year ended January 2, 2005 included a gain of $1,764,000 on settlement of litigation, which is discussed further in the notes to the consolidated financial statements (see note 11) and $219,000 of interest income earned primarily from investing the proceeds from our initial public offering. Interest income for the fiscal year ended December 28, 2003 was approximately $4,000.
Liquidity and Capital Resources
      Our operations from 2001 through January 1, 2006, have been funded primarily from proceeds of approximately $17.3 million raised from various private placements of our common stock, $33.6 million of gross proceeds from the initial public offering of our common stock on August 10, 2004, and $50 million received on February 11, 2005 in accordance with the terms of our collaboration agreements with Shire, as follows:

	Number of		Price per
Fiscal Year	Shares(1)		Share(1)	Gross Proceeds

2001	300,000		$3.33	$1,000,000
2002	2,245,000		1.25	2,806,250
2002	4,077,720	(2)	1.25	5,097,151
2003	2,823,200		1.25	3,529,000
2004	1,940,000		2.50	4,850,000
2004 — Initial public offering	8,400,000		4.00	33,600,000
2005 — Shire collaboration	—			50,000,000

	19,785,920			$100,882,401

(1)	As adjusted for a one-for-two reverse stock split effective August 3, 2004 and a two-for-one stock split effected in the form of a stock dividend effective January 13, 2006.

(2)	Represents shares issued upon the conversion of a convertible promissory note by RJK, L.L.C., an entity controlled by Mr. Kirk, our Chairman, President and Chief Executive Officer, in the original amount of $5,000,000 plus accrued interest of $97,151. We received the $5,000,000 of proceeds from the note issuance in August 2001.
      On August 10, 2004, we completed the initial public offering of our common stock whereby we sold 8,400,000 shares at a price of $4.00 per share, resulting in gross proceeds of $33.6 million. In connection with this offering, we paid approximately $2.4 million in underwriting discounts and commissions and incurred estimated other offering expenses of approximately $1.2 million. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $30 million.

      At January 1, 2006, we had cash and cash equivalents of $3,516,000 compared to $4,019,000 at January 2, 2005. Our cash equivalents are highly liquid investments in money market funds and commercial paper. We maintain cash balances with financial institutions in excess of insured limits. We also maintained short-term investments of $49,250,000 and $21,150,000 at January 1, 2006 and January 2, 2005, respectively, in auction rate municipal bonds. We record these short-term investments at cost, which approximates fair market value due to their variable interest rates, which typically reset every 28 to 35 days, and the fact that, despite the long-term nature of their stated contractual maturities, we have the ability to liquidate readily these securities. We do not anticipate any losses with respect to such cash and cash equivalents and short-term investment balances.
      Cash provided by operations was $26,385,000 for the fiscal year ended January 1, 2006 compared to cash used in operations of $9,526,000 for the fiscal year ended January 2, 2005. The upfront payment of $50,000,000 received in February 2005 under the terms of our collaboration agreements with Shire, offset by increased operating expenses primarily accounted for this change. Cash used in investing activities was $28,187,000 for the fiscal year ended January 1, 2006 and was the result of investing the proceeds from the $50,000,000 upfront payment received from Shire. Cash used in investing activities was $21,266,000 for the fiscal year ended January 2, 2005 and was the result of investing the proceeds from the initial public offering of our common stock. Cash provided by financing activities was $1,299,000 for the fiscal year ended January 1, 2006, which was primarily from proceeds received from exercises of stock options, and $34,547,000 for the fiscal year ended January 2, 2005, which was primarily from issuances of common stock, including approximately $30 million of net proceeds from the initial public offering of our common stock.
      The following table summarizes our contractual obligations at January 1, 2006 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

		Due within
	Total	1 Year	Thereafter

	(In thousands)
Operating lease obligations	$148	$148	$—
Capital lease obligations	49	22	27
Research and development contracts	4,672	4,672	—

Total contractual cash obligations	$4,869	$4,842	$27

      The contractual commitments reflected in this table exclude royalty payments that we may be obligated to pay to Innovative Technologies in the future. Such future royalty payments are contingent on product sales and are based on 1% of net sales (as defined in the Innovative Technologies Agreement) for a period of 10 years or up to a total of $1 million, whichever occurs first. Also excluded from the table are payments that we may be obligated to make under our agreements with Depomed, Inc., Optimer Pharmaceuticals, Inc, and the Ernest Gallo Clinic Research Center at the University of California San Francisco. Such payments are contingent upon the achievement of certain milestones, royalties on future product sales, and development costs which are reimbursed at an FTE equivalent rate or cost-plus basis, the total cost of which cannot reasonably be estimated.
      As of January 1, 2006, our long-term contractual obligations consist of a capital lease for equipment used in our research operations. Our operating leases are for our research and development facilities and our administrative offices. The lease for the research and development facilities was renewed in August 2005 for one year at a monthly rental of approximately $11,000. We may renew this lease for successive one-year periods thereafter. Upon completion of the initial public offering of our common stock on August 10, 2004, we entered into an operating lease agreement with Third Security for offices occupied by certain of our executive and administrative staff. The lease is for 24 months with a current monthly rental of approximately $6,500. We may renew this lease for three successive one-year periods thereafter. We also have in-progress research and development contracts performed by third parties. As of January 1, 2006, we had commitments, which consist primarily of external development work, with third parties totaling approximately $15,533,000 of which approximately $4,672,000 had not yet been incurred.

      We may incur losses from operations for fiscal year 2006. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials and personnel. We expect that our general and administrative expenses will continue to increase in the future as we continue to expand our business development, add infrastructure and incur additional costs related to being a public company.
      Our future capital requirements will depend on a number of factors, including milestone payments received under our collaboration agreements with Shire, the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates. We believe our existing cash and cash equivalents and short-term investments, including the $50 million milestone payment received from Shire on February 6, 2006, will be sufficient to fund our operating expenses and capital equipment requirements for at least the next 18 months.
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
Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Cost, an Amendment of ARB No. 43, Chapter 4,” (SFAS 151). SFAS 151 amends Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have an impact on our financial condition or results of operations.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-based Payment,” (SFAS 123(R)) which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require us to measure the cost of all employee stock-based compensation awards based on the grant date fair value of those awards and to record that cost as compensation expense over the vesting period of the award. We will adopt this standard beginning with the first quarter of 2006. While we are currently evaluating the impact that adopting SFAS 123(R) will have on our future financial statements, we anticipate that it will negatively impact our earnings.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses, fair valuation of stock related to stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our senior management has reviewed these critical accounting policies and estimates with our audit committee.
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
      Our strategy includes entering into collaborative agreements with strategic partners for the development and commercialization of our product candidates. Such collaboration agreements may have multiple deliverables. We evaluate multiple deliverable arrangements pursuant to EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Pursuant to EITF 00-21, in arrangements with multiple deliverables where we have continuing performance obligations, contract, milestone and license fees are recognized together with any up-front payments over the term of the arrangement as performance obligations are completed, unless the deliverable has stand alone value and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized. Additionally, pursuant to the guidance of SEC Staff Accounting Bulletin 104 (“SAB 104”), unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected term of the arrangements. Cash received in advance of revenue recognition is recorded as deferred revenue.
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
      Stock-Based Compensation. We have elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for our stock-based compensation plans, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation.” In the notes to our consolidated financial statements, we provide pro forma disclosures in accordance with SFAS No. 123 and related pronouncements. The two factors that are most likely to affect charges or credits to operations related to stock-based compensation are the fair value of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of such fair value. If our estimates of the fair value of these equity instruments are too high or too low, our expenses will be overstated or understated. Because shares of our common stock had not been publicly traded before our initial public offering in August 2004, we valued our stock and stock option grants by considering comparative values of stock of public companies discounted for the risk and limited liquidity of our common stock, events that have occurred since the date of grants, economic trends and transactions involving the sale of our common stock to independent third parties.
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
      We have not recorded any tax provision or benefit for the fiscal years ended January 1, 2006 and January 2, 2005. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured. At January 1, 2006, we had federal net operating loss carry forwards of approximately $72.1 million available to reduce future taxable income, which will begin to expire in 2019.

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
      The information required by Item 8 is set forth on pages F- 1 to F-20 and incorporated herein by reference and management’s report on internal control over financial reporting under Item 9A, which is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act), we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d and 15(e) under the Exchange Act) as of January 1, 2006. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of January  1, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
      There has been no change in our internal control over financial reporting during the quarter ended January 1, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles in the United States of America and includes policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
      Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices) and actions taken to correct deficiencies as identified.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 1, 2006.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in this annual report on Form 10-K.

/s/ Randal J. Kirk

Randal J. Kirk
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Krish S. Krishnan

Krish S. Krishnan
Chief Operating Officer, Chief Financial Officer,
Secretary and Director
(Principal Financial and Accounting Officer)

ITEM 9B.	OTHER INFORMATION.
      Effective January 19, 2006, the Compensation Committee of the Board granted a total of 639,000 SARs to our named executive officers as follows:

Executive Officer	Number of SARs

Randal J. Kirk	319,500
Krish S. Krishnan	191,700
Suma M. Krishnan	127,800
      These SARs vest with respect to one-third of the covered shares on each of the first, second and third anniversaries of the date of grant, provided the applicable executive officer has been continuously employed by us from the date of grant through each such anniversary. The SARs granted to Mr. Kirk are payable in cash while the SARs granted to Mr. Krishnan and Ms. Krishnan are payable 50% in restricted stock and 50% in cash. The exercise price for these SARs is $32.71, the closing price of our common stock on the date of grant. A condition to the exercise of any of the SARs payable in cash is our satisfaction of the following formula:

(i) our quick ratio equals or exceeds 1.25 and (ii) the combined balance of the our cash and short-term investments equals or exceeds our trailing 15-month net operating cash requirements (such formula to be determined as of the most recent fiscal annual or quarterly reporting period, but determined as if the SARs had already been paid).
      With respect to the SARs payable in restricted stock, shares of restricted stock paid upon exercise of the SARs shall become vested and nonforfeitable on the second anniversary of the date of exercise of the SARs pursuant to which the shares of restricted common stock are paid, provided the applicable executive officer has been continuously employed by us from the date of payment of the restricted common stock through such second anniversary. All of the SARs have a ten-year term. All of the SARs become vested and nonforfeitable upon a change in control of New River.

      In connection with these new SAR grants, the Committee also amended certain terms of the SARs awarded in March 2005 in order to comply with the new deferred compensation rules, including the inclusion of the formula set forth above.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information presented under the captions “New River’s Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”) is incorporated herein by reference. We intend to file the 2006 Proxy Statement with the SEC in April 2006.
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
      The information presented under the caption “Director and Executive Officer Compensation” included in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information presented under the captions “Stock Ownership” and “Equity Compensation Plan Information” included in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information presented under the caption “Certain Relationships and Related Transactions” included in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information presented under the captions “Audit Fees” included in the 2006 Proxy Statement is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) Documents filed as part of this report.

1. FINANCIAL STATEMENTS. Except as noted, the following consolidated financial statements of the Company are set forth herein, beginning on page F-1:

(i)	Management’s Report on Internal Control Over Financial Reporting (page 48).

(ii)	Reports of Independent Registered Public Accounting Firm.

(iii)	Consolidated Balance Sheets at January 1, 2006 and January 2, 2005.

(iv)	Consolidated Statements of Operations for the fiscal years ended January 1, 2006, January 2, 2005, and December 28, 2003.

(v)	Consolidated Statements of Shareholders’ Equity (Deficit) for the fiscal years ended January 1, 2006, January 2, 2005, and December 28, 2003.

(vi)	Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2006, January 2, 2005, and December 28, 2003.

(vii)	Notes to Consolidated Financial Statements.
      2. FINANCIAL STATEMENT SCHEDULES.

None
      3. EXHIBITS.

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2006.

NEW RIVER PHARMACEUTICALS INC.,
a Virginia corporation
(Registrant)

By:	/s/ Randal J. Kirk

Randal J. Kirk
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2006.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
New River Pharmaceuticals Inc. and Subsidiary:
      We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting in Item 9A of this Form 10-K, that New River Pharmaceuticals Inc. and Subsidiary (the Company) maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New River Pharmaceuticals Inc. and Subsidiary as of January 1, 2006 and January 2, 2005, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years ended January 1, 2006, January 2, 2005 and December 28, 2003, and our report dated March 10, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Roanoke, Virginia
March 10, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
New River Pharmaceuticals Inc. and Subsidiary:
      We have audited the accompanying consolidated balance sheets of New River Pharmaceuticals Inc. and Subsidiary (the Company), as of January 1, 2006 and January 2, 2005, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows each of the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of New River Pharmaceuticals Inc. and Subsidiary as of January 1, 2006 and January 2, 2005, and the results of their operations and their cash flows for each of the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Roanoke, Virginia
March 10, 2006

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
Consolidated Balance Sheets
January 1, 2006 and January 2, 2005

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$3,515,572	$4,018,556
Short-term investments	49,250,000	21,150,000
Other receivables	135,755	24,747
Prepaid expenses	798,090	315,644

Total current assets	53,699,417	25,508,947

Property and equipment:
Leasehold improvements	94,609	76,860
Machinery and equipment	819,472	686,895

	914,081	763,755
Less accumulated depreciation and amortization	653,427	502,890

Property and equipment, net	260,654	260,865

Total assets	$53,960,071	$25,769,812

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Capital lease obligation — current	$22,298	$—
Accounts payable	1,548,473	701,175
Unpaid and accrued research and development expenses	3,201,732	2,100,421
Accrued compensation	2,203,898	1,506,413
Due to affiliates	34,138	76,920

Total current liabilities	7,010,539	4,384,929
Capital lease obligation — noncurrent	27,148	—
Accrued stock-based compensation	3,404,435	—
Deferred revenue	50,000,000	—

Total liabilities	60,442,122	4,384,929

Shareholders’ Equity (Deficit):
Preferred stock, par value $0.001 per share. Authorized 25,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.001 per share. Authorized 150,000,000 shares; issued and outstanding 36,367,064 shares in 2005 and 35,549,108 shares in 2004	36,367	35,549
Additional paid-in capital	63,326,824	61,328,256
Accumulated deficit	(69,845,242)	(39,978,922)

Total shareholders’ equity (deficit)	(6,482,051)	21,384,883
Commitments and contingencies

Total liabilities and shareholders’ equity (deficit)	$53,960,071	$25,769,812

See accompanying notes to consolidated financial statements.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
Consolidated Statements of Operations
Fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003

	2005	2004	2003

Operating costs and expenses:
Selling, general, and administrative	$13,228,644	5,932,839	1,528,872
Research and development	18,366,376	10,235,111	3,138,655
Depreciation and amortization of property and equipment	156,597	119,450	140,278

Total operating expenses	31,751,617	16,287,400	4,807,805

Operating loss	(31,751,617)	(16,287,400)	(4,807,805)
Other income (expense):
Gain on settlement of litigation	—	1,764,043	—
Loss on disposal of property and equipment	—	(18,776)	—
Interest expense	(4,976)	(11,422)	(12,804)
Interest income	1,890,273	218,645	4,184

Total other income (expense), net	1,885,297	1,952,490	(8,620)

Net loss	$(29,866,320)	(14,334,910)	(4,816,425)

Net loss per share:
Basic and diluted	$(0.83)	(0.48)	(0.20)

See accompanying notes to consolidated financial statements.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
Consolidated Statements of Shareholders’ Equity (Deficit)
Fiscal years ended January 1, 2006, January 2, 2005, and December 28, 2003

	Common Stock		Additional
			Paid-In	Accumulated
	Shares	Dollars	Capital	Deficit	Total

Balances at December 29, 2002	22,362,576	$22,362	$20,895,495	$(20,827,587)	$90,270
Issuance of common stock ($1.25 per share)	2,823,200	2,824	3,526,176	—	3,529,000
Stock-based compensation	—	—	58,118	—	58,118
Net loss	—	—	—	(4,816,425)	(4,816,425)

Balances at December 2, 2003	25,185,776	25,186	24,479,789	(25,644,012)	(1,139,037)
Issuance of common stock-prior to initial public offering ($2.50 per share)	1,940,000	1,940	4,848,060	—	4,850,000
Stock-based compensation	—	—	1,386,000	—	1,386,000
Contribution of services by related party	—	—	576,229	—	576,229
Initial public offering ($4.00 per share), net of issuance costs	8,400,000	8,400	29,969,036	—	29,977,436
Exercise of stock options	23,332	23	69,142	—	69,165
Net loss	—	—	—	(14,334,910)	(14,334,910)

Balances at January 2, 2005	35,549,108	35,549	61,328,256	(39,978,922)	21,384,883
Stock-based compensation	—	—	680,887	—	680,887
Exercise of stock options	817,956	818	1,317,681	—	1,318,419
Net loss	—	—	—	(29,866,320)	(29,866,320)

Balances at January 1, 2006	36,367,064	$36,367	$63,326,824	$(69,845,242)	$(6,482,051)

See accompanying notes to consolidated financial statements.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
Fiscal years ended January 1, 2006, January 2, 2005, and December 28, 2003

	2005	2004	2003

Cash flows from operating activities:
Net loss	$(29,866,320)	$(14,334,910)	$(4,816,425)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	156,597	119,450	140,278
Loss on disposal of property and equipment	—	18,776	—
Stock-based compensation	680,887	1,386,000	58,118
Contribution of services by related party	—	576,229	—
Changes in operating assets and liabilities:
Due from affiliates	—	88,381	(73,531)
Other receivables	(111,008)	(24,747)	—
Income taxes refundable	—	—	3,376
Prepaid expenses	(482,446)	(315,644)	1,918
Accounts payable	847,298	233,433	218,696
Unpaid and accrued research and development expenses	1,101,311	1,192,916	432,212
Accrued compensation	697,485	1,469,640	(10,110)
Due to affiliates	(42,782)	64,237	952
Accrued stock-based compensation	3,404,435	—	—
Deferred revenue	50,000,000	—	—

Net cash provided by (used in) operating activities	26,385,457	(9,526,239)	(4,044,516)

Cash flows from investing activities:
Proceeds from sale of short-term investments	66,125,000	6,000,000	—
Purchases of short-term investments	(94,225,000)	(27,150,000)	—
Proceeds from sale of property and equipment	91	7,545	—
Purchases of property and equipment	(87,499)	(123,744)	(38,620)

Net cash used in investing activities	(28,187,408)	(21,266,199)	(38,620)

Cash flows from financing activities:
Proceeds from notes payable to shareholder	—	1,450,000	350,000
Repayment of notes payable to shareholder	—	(1,800,000)	—
Principal payments on long-term debt	—	—	(135,714)
Principal payments on capital lease obligation	(19,532)	—	(9,941)
Net proceeds from issuances of common stock	1,318,499	34,896,601	3,529,000

Net cash provided by financing activities	1,298,967	34,546,601	3,733,345

Net increase (decrease) in cash and cash equivalents	(502,984)	3,754,163	(349,791)
Cash and cash equivalents at beginning of period	4,018,556	264,393	614,184

Cash and cash equivalents at end of period	$3,515,572	$4,018,556	$264,393

Supplemental cash flow information:
Interest paid	$4,976	$11,422	$121

Income taxes refunded	$—	$—	$(3,376)

Noncash investing and financing activities:
In fiscal 2005, the Company financed the purchase of equipment totaling $68,978 with a capital lease.
See accompanying notes to consolidated financial statements.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended January 1, 2006, January 2, 2005, and December 28, 2003

(1)	ORGANIZATION AND NATURE OF BUSINESS

Organization
      New River Pharmaceuticals Inc. (the Company), a Virginia corporation, was formed in 1996. The Company has a wholly-owned subsidiary, Lotus Biochemical (Bermuda) Ltd. (Lotus Bermuda), which exists to hold pharmaceutical intellectual property. While Lotus Bermuda has held such forms of intellectual property in the past, at January 1, 2006, Lotus Bermuda holds no such assets; however, Lotus Bermuda may be used again for such purpose in the future. Alternatively, the Company may decide to dissolve Lotus Bermuda at some time in the future.

Nature of Business
      The Company is a specialty pharmaceutical company developing generational improvements of widely-prescribed drugs in large and growing markets. Utilizing its proprietary Carrierwavetm technology, the Company is developing new molecular entities that are derivatives of public domain actives and attempt to address certain deficiencies associated with currently marketed drugs. The products in the Company’s pipeline that are the most advanced in their development are NRP104 and NRP290, which are conditionally bioreversible derivatives (CBDs) of amphetamine and hydrocodone that are designed to provide overdose protection, abuse resistance and less potential for addiction while affording comparable efficacy.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Year
      The Company maintains its books using a 52/53-week fiscal year ending on the Sunday nearest the last day of December. Fiscal year 2005 ended on January 1, 2006 and included 52 weeks. Fiscal years 2004 and 2003 ended on January 2, 2005 and December 28, 2003, respectively, and included 53 and 52 weeks, respectively. Reference to years in the consolidated financial statements and accompanying notes relate to fiscal years rather than calendar years.

(c)	Cash and Cash Equivalents
      For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market accounts and commercial paper of $299,264 and $3,155,253, respectively, at January 1, 2006 and money market accounts of $22,759 at January 2, 2005.

(d)	Short-term Investments
      Short-term investments are classified in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At January 1, 2006 and January 2, 2005, the Company’s short-term investments consisted of $49,250,000 and $21,150,000, respectively, of auction rate municipal bonds which are classified as available-for-sale. The Company records its investment in these securities at cost, which approximates fair market value due to their variable interest rates, which typically reset every 28 to 35 days, and, the fact that, despite the long-term

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
nature of their stated contractual maturities, the Company has the ability to liquidate readily these securities. As a result, the Company had no cumulative gross unrealized gains (losses) from its investments in these securities at January 1, 2006 and January 2, 2005. All income generated from these investments is recorded as interest income.

(e)	Inventories
      In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” the costs of producing inventory in the reporting periods prior to the receipt of regulatory approval or clearance are recorded as research and development expense. Since the Company does not currently have any products on the market, nor any products currently approved by the U.S. Food and Drug Administration or other regulatory body for production, the Company did not have any inventory at January 1, 2006 or January 2, 2005.

(f)	Property and Equipment
      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the various assets. Assets under capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the associated leases unless such leases have been capitalized due to a bargain purchase element contained in the leases or there is a transfer of ownership at the end of the lease term. In such instances, the assets are amortized over their estimated useful lives. Estimated useful lives are five years for machinery and equipment and assets under capital leases and three years for leasehold improvements. The costs of major improvements are capitalized, while the costs of maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed when incurred.

(g)	Impairment or Disposal of Long-Lived Assets
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

(h)	Income Taxes
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

(i)	Revenue Recognition, Cost of Goods Sold and Sales Returns
      Although at January 1, 2006, the Company had no products available for sale, it does anticipate having products available for sale in the future. The Company anticipates that some of its sales will be to wholesalers

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
who have the right to return purchased product. In accordance with SFAS No. 48, “Revenue Recognition When the Right of Return Exists,” until the Company has sufficient sales history to estimate product returns, it will have to defer recognition of revenue on such sales until the products are dispensed through patient prescriptions. Once the Company has obtained sufficient sales history to estimate product returns, under SFAS No. 48, it will be able to recognize revenue on product shipments, net of a reasonable allowance for estimated returns relating to these shipments.
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

(j)	Research and Development
      Research and development expenses consist of direct costs and indirect costs. Direct research and development costs include salaries and related costs of research and development personnel, and the costs of consultants, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Indirect research and development costs include depreciation and other indirect overhead expenses. The Company considers that regulatory and other uncertainties inherent in the research and development of new products preclude it from capitalizing such costs. This treatment includes up-front and milestone payments made to third parties in connection with research and development collaborations. At January 1, 2006, the Company had research and development commitments with third parties totaling approximately $15,533,000, of which approximately $4,672,000 had not yet been incurred. The commitments are cancelable by the Company at any time upon written notice.

(k)	Stock-Based Compensation
      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25,” and FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” to account for its fixed-plan stock options and stock appreciation rights (SARs), including stock options granted to non-employee members of the Board of Directors. Under this method, compensation expense is recorded for stock options on the date of grant only if the current market price of the underlying stock exceeds the exercise price. For SARs, compensation expense is recorded over the vesting period based on the difference between the market value of the Company’s common stock at the end of the current reporting period and the exercise price of the SARs. SARs to be settled in cash are recorded as a liability and SARs to be settled with common stock are recorded as additional paid in capital. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123.”
      In December 2004, the Financial Accounting Standards Board (FASB) SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)). SFAS No. 123(R) requires companies to expense the grant-date fair value of employee stock options over the vesting period. The Company will adopt this standard beginning with the first quarter of 2006 and is currently evaluating the expected impact of adoption on its consolidated financial position, results of operations and cash flows, including the specific transition method to be utilized upon adoption. It is anticipated that the adoption of SFAS No. 123(R) will negatively impact the Company’s earnings.
      The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Fiscal Years Ended

	January 1, 2006	January 2, 2005	December 28, 2003

Net loss:
As reported	$(29,866,320)	$(14,334,910)	$(4,816,425)
Add stock-based employee compensation expense included in reported net loss, net of related tax effects	—	3,600	58,118
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(2,381,404)	(458,381)	(236,739)

Pro forma	$(32,247,724)	$(14,789,691)	$(4,995,046)

Net loss per share:
Basic and diluted:
As reported	$(0.83)	$(0.48)	$(0.20)
Pro forma	$(0.90)	$(0.50)	$(0.21)
      The per share weighted average fair value of stock options granted during fiscal years 2005, 2004, and 2003 of $11.64, $2.87 and $0.44, respectively, was determined on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Years Ended

	January 1, 2006	January 2, 2005	December 28, 2003

Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.25%	4.10%	3.95%
	4.61%	4.53%	4.67%
Expected life of options	6 - 10 years	10 years	10 years
Expected volatility*	70%	70%	0%

*	The expected volatility assumption for options issued during the fiscal year ended January 2, 2005 prior to the Company’s initial public offering that was completed on August 10, 2004 was 0%. The volatility assumption in the table represents the assumption used for options issued upon or subsequent to the completion of the Company’s initial public offering.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Because the determination of the fair value of all options granted after the Company became a publicly traded entity includes an expected volatility factor for the year ended January 1, 2006 and for the period subsequent to the Company’s initial public offering that was completed on August 10, 2004 for the year ended January 2, 2005, and because additional option grants are expected in the future, the pro forma disclosures above are not representative of the pro forma effects of option grants on reported net operating results in future years.

(l)	Net Loss Per Share
      Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share does not reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net loss of the Company because to do so would be anti-dilutive (see note 9).

(m)	Reclassifications
      Certain reclassifications have been made to the 2004 consolidated financial statements to place them on a basis comparable to the 2005 consolidated financial statements.

(n)	Use of Estimates
      The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Actual results could differ from management’s estimates.

(3)	COLLABORATION ARRANGEMENT AND OTHER AGREEMENTS
      On January 31, 2005, the Company entered into a collaboration agreement with Shire Pharmaceuticals Group plc (Shire) relating to the global commercialization of NRP104 for treatment of attention deficit hyperactivity disorder (ADHD) and other potential indications. On March 31, 2005, the Company and Shire split this agreement into two agreements by entering into a United States Collaboration Agreement and a rest of world (ROW) Territory License Agreement (the Shire Agreements) to replace the initial collaboration agreement. The collaboration includes product development, manufacturing, marketing and sales. Under the terms of the collaboration, Shire paid the Company an upfront fee of $50 million on February 11, 2005 and a milestone payment of $50 million on February 6, 2006 as a result of notice from the U.S. Food and Drug Administration (FDA) on January 26, 2006 of its acceptance of the Company’s new drug application (NDA) filing for NRP104. The Company has recorded the $50 million upfront payment received on February 11, 2005 as deferred revenue in the consolidated balance sheet as of January 1, 2006 as such amount was refundable in certain circumstances as of January 1, 2006.
      The Shire Agreements also provide for additional payments to the Company in the event that certain additional milestones are achieved. These potential payments include an amount of up to $300 million following the first commercial sale of the product, depending on the characteristics of the FDA approved product labeling, and $100 million upon achieving a significant sales target. The maximum amount of upfront and milestone payments under the terms of the collaboration is $505 million. In addition to the upfront and milestone payments, the Shire Agreements provide for profit sharing on U.S. product sales when and if the product is approved by the FDA. Shire will retain 75% of profits, as defined, for the first two years following the launch of the product and the parties will share the profits equally thereafter. For product sales in the rest of the world, Shire will pay the Company a royalty. The Shire Agreements provide for certain termination rights. Shire may for instance terminate the Shire Agreements at any time prior to receiving regulatory approval in the United States, or within 30 days of receiving the first such regulatory approval. In

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the latter case, Shire may under some circumstances be entitled to a termination fee of $50 million. In addition, each party may terminate in the event of an uncured, defined material breach by the other party, entitling the non-breaching party the right to purchase the interests of the breaching party. Subject to certain conditions, either party is entitled to terminate in the event that governmental action restricts or prohibits the transactions contemplated by the Shire Agreements under the laws of the United States or European Union.
      On June 6, 2005, the Company entered into a development and license agreement with Depomed, Inc. (Depomed) to create pharmaceutical products using Depomed’s patented oral drug delivery technology with the Company’s proprietary drug compounds. Under terms of the agreement, the Company may acquire worldwide rights to use Depomed’s Gastric Retention oral drug delivery technology in up to three of the Company’s proprietary compounds. Once a compound is named and entered into development, Depomed will perform feasibility studies through an initial Phase I trial. In return, the Company will reimburse Depomed on a cost-plus basis for expenses as defined in each project budget. Once preclinical and Phase I testing is completed, the Company may exercise an option to license each product candidate and advance the product into additional clinical trials. At that time, the Company will make an initial milestone payment, with additional milestone payments for each product candidate at later stages of product development. Upon ultimate commercialization of product candidates developed under this agreement, the Company will pay Depomed royalties on net sales of each product. Through January 1, 2006, the Company had incurred no development costs under this agreement.
      On June 29, 2005, the Company entered into a letter agreement with Optimer Pharmaceuticals, Inc. (Optimer) for the development of one or more proprietary pharmaceutical products comprising carbohydrate conjugates of iron for administration by injection using Optimer’s proprietary carbohydrate synthesis technology. Under the letter agreement, Optimer is responsible for synthesizing and characterizing compounds for testing. Optimer commenced work on this project during the third quarter of 2005, and the Company is responsible for reimbursing Optimer for such work at a full time equivalent (FTE) consistent with current industry standards. Through January 1, 2006, the Company incurred approximately $451,000 of expenses under this agreement. The Company will be responsible for conducting all preclinical and clinical testing on any such compounds. The parties currently are negotiating a more formal and detailed agreement. Upon execution of this more formal and detailed agreement, the Company will pay a licensing fee and potential milestones and royalty payments.
      On July 8, 2005, the Company entered into an exclusive licensing agreement with the Ernest Gallo Clinic Research Center at the University of California San Francisco to investigate a new approach toward improving the use of opioid analgesics in the treatment of pain by reducing the development of tolerance. Under the agreement, the Company paid a licensing fee of $100,000 and will pay an annual license maintenance fee, potential milestones and royalty payments in exchange for an exclusive license to pursue the commercial development of the technology for the treatment of pain. The Company refers to this as its NRP388 program.

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
      In February and March 2004, the Company received a total of $1,400,000 and, in April 2004, the Company received $50,000 from Kirkfield, L.L.C., a related party, in exchange for a series of promissory demand notes. These notes, along with an additional promissory demand note issued in exchange for $350,000 received from Kirkfield, L.L.C. in February 2003, were due, along with accrued interest at the prime rate,

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
upon demand of the holder or in the event of default (as defined) by the Company. On March 26, 2004, the Company entered into a Subscription Agreement with New River Management III, LP (the Fund), an affiliated private equity fund, pursuant to which the Company agreed to sell, and the Fund agreed to purchase 906,666 shares of the Company’s common stock on or before April 9, 2004, 313,334 shares on or before May 10, 2004, 300,000 shares on or before June 9, 2004, and 300,000 shares on or before July 12, 2004 at $2.50 per share. On April 16, 2004, the Company repaid the outstanding balances of the notes payable to Kirkfield, L.L.C., totaling $1,800,000 plus accrued interest, using a portion of the $2,266,665 proceeds received from the sale of common stock to the Fund, which was originally due on April 9, 2004 and which was received on April 14, 2004. The proceeds from the May 10, 2004, June 9, 2004 and July 12, 2004 stock issuances totaled $783,335, $750,000 and $750,000, respectively, and were received on May 14, 2004, June 10, 2004 and July 12, 2004, respectively. On May 3, 2004, the Company also issued 120,000 shares of common stock to a member of the Board of Directors of the Company (the Board) and received proceeds of $300,000 from this sale. The Company also issued 10,000 stock options to the same member of the Board on May 3, 2004. The stock options vested immediately and had an exercise price of $2.50 per share.
      In connection with the sales of 1,940,000 shares of common stock and the issuance of 10,000 stock options at $2.50 per share described in the previous paragraph, the Company recorded $1,386,000 of stock-based compensation expense during the fiscal year ended January 2, 2005. This expense represents the difference between the sales price of $2.50 per share and the estimated fair value of the common stock on the various dates of issuance, which was $2.86 for the shares and options issued on April 14, 2004, May 3, 2004 and May 14, 2004 and $4.00 for shares issued on June 10, 2004 and July 12, 2004.
      On April 23, 2004, the Company entered into a credit agreement with Randal J. Kirk (2000) Limited Partnership (the Partnership), an entity controlled by the Company’s current Chairman, President and Chief Executive Officer, Randal J. Kirk. Under the terms of the credit agreement, the Partnership provided an irrevocable line of credit to the Company for up to the principal amount of $5,000,000 million. The proceeds from the credit line were to be used by the Company for general working capital and operating expenses. Amounts advanced to the Company under this credit agreement were to bear interest at 12% and payments made by the Company were to be applied first to any accrued interest. This credit agreement expired in accordance with its terms on August 10, 2004, which was the completion of the initial public offering of the Company’s common stock. The Company made no borrowings under this credit agreement during the time it was in effect.
      In April 2004, the Board authorized the Company to file a registration statement with the SEC covering the proposed sale by the Company of its common stock to the public. On June 25, 2004, the Board approved, subject to shareholder approval, the amendment and restatement of the Company’s Articles of Incorporation to provide for, among other things, an increase in the number of authorized shares of common stock and preferred stock to 150,000,000 shares and 25,000,000 shares, respectively, and a one-for-two reverse stock split of the Company’s common stock. On August 10, 2004, the Company completed the initial public offering of its common stock in which the Company sold 8,400,000 shares of common stock at $4.00 per share resulting in gross proceeds of $33.6 million. In connection with this offering, the Company paid approximately $2.4 million in underwriting discounts and commissions and incurred estimated other offering expenses of approximately $1.2 million. The net proceeds from the offering were approximately $30 million.

(5)	ROYALTY OBLIGATIONS
      Effective June 30, 2004, the Company entered into an agreement (the Agreement) with Innovative Technologies, L.L.C. (Innovative Technologies) which effectively amended the Company’s obligation in its entirety under previous existing agreements with Innovative Technologies. The previous agreements were executed in connection with the Company’s acquisition of certain of its intellectual property from Innovative Technologies in prior years. The Agreement provides for an upfront fee of $200,000, which was paid on

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
July 1, 2004, and a 1% royalty on net sales (as defined in the Agreement) for a period of 10 years for up to a total of $1,000,000, whichever comes first. No royalties have been paid under this agreement through January 1, 2006.

(6)	LEASES
      The Company leases its research and development facilities pursuant to an operating lease that is subject to annual renewals. Monthly payments under the lease are $11,051. The existing lease expires July 31, 2006; however, the Company anticipates renewing the lease for successive one-year periods under similar terms as those in effect at January 1, 2006. Upon completion of its initial public offering, the Company entered into a lease agreement with Third Security, LLC, (Third Security) an entity controlled by the Company’s current Chairman, President, and Chief Executive Officer, Randal J. Kirk, for certain executive and administrative office space for a period of 24 months. The current monthly rental is $6,488. The Company also has leased certain equipment under operating leases for total monthly payments of $2,312. Total rent expense under operating leases was $262,331, $210,931, and $103,932 for the years ended January 1, 2006, January 2, 2005, and December 28, 2003, respectively. Future minimum lease payments under non-cancelable operating leases for fiscal year 2006 are estimated to be approximately $148,000.

(7)	RELATED PARTY TRANSACTIONS
      Through August 10, 2004, the date of the completion of the Company’s initial public offering, Third Security provided to the Company accounting, finance, information technology, human resources, legal and executive management services. Through December 28, 2003, the Company did not record the estimated cost of these services in the consolidated financial statements. Effective December 29, 2003, in anticipation of increased services to be provided by Third Security associated with the planned initial public offering of the Company’s common stock, the Company began recording the estimated cost of these services as selling, general and administrative expenses and as a contribution to additional paid-in capital. The estimated cost of these services approximated $576,000 and $176,000 for the fiscal years ended January, 2, 2005 and December 28, 2003, respectively. Management estimated the cost of these services based on the actual compensation of the individuals performing the work multiplied by an estimated percentage of the individual’s time allocated to services performed for the Company. Management believes that this method is a reasonable approximation of the cost of these services. Management also believes that it is not practicable to estimate the cost for these services that would have been incurred if the Company had operated as an unaffiliated entity for the periods prior to August 10, 2004.
      Effective upon the completion of the Company’s initial public offering on August 10, 2004, the Company executed an administrative services agreement with Third Security, pursuant to which Third Security has continued to provide certain services for a fee. The monthly fee is based on an hourly billing rate for each individual who provides services multiplied by the number of hours of services performed by such individual. The initial term of the agreement is for 24 months and may be terminated with written notice at any time by the Company. The Company also hired certain executive and administrative staff to perform functions that were previously performed by Third Security. The Company recognized $355,950 and $116,140 of expense under the administrative services agreement for the year ended January 1, 2006 and for the period from August 10, 2004 through January 2, 2005, respectively. As more fully discussed in note 6, the Company also leases certain administrative office space from Third Security. The unpaid portion of these amounts are included in Due to Affiliates in the accompanying consolidated balance sheets as of January 1, 2006 and January 2, 2005.
      Between March 2003 and October 2003, the Company received cash of $3,529,000 from New River Management II, LP, an affiliated company, in exchange for the issuance of 2,823,200 shares of common stock at $1.25 per share.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In February 2003, the Company received $350,000 from Kirkfield, L.L.C., a shareholder of the Company, in exchange for a promissory demand note payable. The note was due, along with accrued interest at the prime rate, upon demand of the holder or in the event of default (as defined) by the Company. This note, along with additional notes from Kirkfield, L.L.C., totaling $1,450,000 (see note 4), were repaid by the Company on April 16, 2004, including accrued interest. Interest expense on these notes totaled $11,422 and $12,683 for fiscal years ended January 2, 2005 and December 28, 2003, respectively.

(8)	INCOME TAXES
      There is no income tax benefit recognized for the fiscal years ended January 1, 2006, January 2, 2005, and December 28, 2003 due to the Company’s history of net losses combined with no current ability to confirm recovery of the tax benefits of the Company’s losses and other net deferred tax assets.
      Income tax benefit for the fiscal years ended January 1, 2006, January 2, 2005, and December 28, 2003 differed from amounts computed by applying the applicable U.S. Federal corporate income tax rate of 34% to loss before income taxes as a result of the following:

	2005	2004	2003

Computed “expected” income tax benefit	$(10,154,548)	(4,873,869)	(1,637,584)
(Increase) reduction in income tax benefit resulting from:
State income tax benefit, net of effect of federal income taxes	(1,138,369)	(489,830)	(142,779)
Change in effective state income tax rate	—	(241,817)	—
Stock-based compensation	—	470,016	—
Non-deductible compensation	375,595	—	—
Contribution of services from related party	—	195,917	—
R&D tax credits	(1,191,106)	(141,496)	—
Other, net	5,082	28,310	3,084
Change in valuation allowance for deferred tax assets	12,103,346	5,052,769	1,777,279

Total income tax benefit	$—	—	—

      The table above excludes the impact of the tax benefit from the excess tax deduction over recognized stock-based compensation expense. Such benefit is recorded as an increase to Additional Paid in Capital. The increase in the deferred tax valuation allowance that relates to this excess benefit is recorded as a reduction in Additional Paid in Capital to the extent that such valuation allowance was determined to be necessary at the time the excess deduction was generated.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that comprise the deferred tax assets and deferred tax liabilities at January 1, 2006 and January 2, 2005 follows:

	2005	2004

Deferred tax assets:
Property and equipment	$218,405	199,235
Stock-based compensation	1,729,146	550,191
Accrued expenses	251,934	622,705
Research tax credit carryforwards	1,332,602	141,496
Net operating loss carryforwards	27,379,579	12,726,430

Total gross deferred tax assets	30,911,666	14,240,057
Less valuation allowance	(30,676,079)	(14,152,852)

Net deferred tax assets	235,587	87,205
Deferred tax liabilities:
Prepaid expenses	(235,587)	(87,205)

Net deferred tax asset	$—	—

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the Company’s history of net losses, no income tax benefit has been recorded and the corresponding deferred tax assets have been fully reserved as the Company cannot sufficiently be assured that these deferred tax assets will be realized in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The valuation allowance increased $16,523,227, $5,052,769, and $1,777,279 in 2005, 2004, and 2003, respectively; the change in each year offsetting the change in net deferred tax assets.
      At January 1, 2006, the Company has a loss carryforward for income tax purposes of approximately $72.1 million available to offset future taxable income, of which approximately $1.9 million expires in 2019, approximately $2.7 million expires in 2020, approximately $7.5 million expires in 2021, approximately $5.4 million expires in 2022, approximately $4.7 million expires in 2023, approximately $11.2 million expires in 2024 and approximately $38.7 million expires in 2025. The Company also has tax credit carryforwards of $1,332,602 for qualified research activity, of which $141,496 expires in 2023, $431,733 expires in 2024, and $759,373 expires in 2025.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	NET LOSS PER SHARE
      The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Net loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Fiscal year ended December 28, 2003:
Basic net loss per share	$(4,816,425)	23,685,626	$(0.20)
Effect of dilutive stock options	—	—

Diluted net loss per share	$(4,816,425)	23,685,626	$(0.20)

Fiscal year ended January 2, 2005:
Basic net loss per share	$(14,334,910)	29,694,742	$(0.48)
Effect of dilutive stock options	—	—

Diluted net loss per share	$(14,334,910)	29,694,742	$(0.48)

Fiscal year ended January 1, 2006:
Basic net loss per share	$(29,866,320)	35,943,596	$(0.83)
Effect of dilutive stock options and SARs	—	—

Diluted net loss per share	$(29,866,320)	35,943,596	$(0.83)

      All SARs to be settled by the issuance of common stock (see note 10) and stock options (1,216,836 at January 1, 2006) could potentially dilute net loss per share and therefore, they were not included in the computation of diluted net loss per share because to do so would have been antidilutive.

(10)	STOCK-BASED COMPENSATION
      Effective June 25, 2004 the Board approved the 2004 Incentive Compensation Plan (the Plan), subject to approval by the Company’s shareholders. Effective July 2, 2004, the Company’s shareholders approved the Plan. The Plan was effective upon the completion of the Company’s initial public offering on August 10, 2004. The Plan permits the award of options (both incentive stock options and nonqualified options), stock appreciation rights, stock awards and incentive awards to eligible persons. Eligible persons include employees, employees of affiliates, any person who provides services to the Company or to an affiliate, members of the Board and members of the board of directors of an affiliate. The Plan amends and restates the Company’s prior Employee Stock Option Plan (the Prior Plan), which permitted the grant of options to employees, directors and consultants. The Plan also replaces the former Stock Appreciation Rights Plan, which permitted the grant of stock appreciation rights, which are awards with a value based on appreciation in the common stock of the Company. Options granted under the Prior Plan remain subject to the terms of that plan. The terms of the Prior Plan are substantially similar to the terms of the Plan, except that, under the Plan, stock appreciation rights, stock awards and incentive awards (payable in cash or shares) may be granted in addition to options. The maximum aggregate number of shares of common stock that may be issued under the Plan, including shares issued upon the exercise of options granted under the Prior Plan, is 3,240,000 shares, but no more than 1,620,000 shares of common stock may be issued as stock awards. The term of each stock option issued under the Plan is fixed, but no option shall be exercisable more than 10 years after the date the option is granted. Certain options granted under the Plan are exercisable at the date of grant. All other options vest in accordance with the vesting schedule established by the Compensation Committee of the Board at the time such options are granted.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock option activity during the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003 was as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Balance at December 29, 2002	1,164,500	2.13
Granted	523,626	1.25
Expired or Forfeited	(360,000)	3.33

Balance at December 28, 2003	1,328,126	1.55
Granted	417,000	4.09
Exercised	(23,332)	2.96

Balance at January 2, 2005	1,721,794	2.15
Granted	343,000	16.34
Exercised	(817,956)	1.61
Expired or Forfeited	(30,002)	2.55

Balance at January 1, 2006	1,216,836	6.50

      At January 1, 2006, the number, weighted-average exercise price and weighted-average remaining contractual life of outstanding options and the number and weighted-average exercise price of options currently exercisable are as follows:

	Options Outstanding			Options Exercisable

			Remaining
	Number of	Weighted-Average	Contractual Life	Number of	Weighted-Average
Range of Exercise Prices	Options	Exercise Price	(In Years)	Options	Exercise Price

$ 1.25 - $ 1.29	418,968	$1.27	6.27	342,292	$1.28
$ 3.33 - $ 4.00	450,200	$3.87	7.80	236,868	$3.74
$ 7.11 - 11.60	204,668	$11.50	9.22	200,000	$11.60
$22.87 - $24.53	143,000	$22.98	9.77	—	$—
      Effective March 29, 2005, the Compensation Committee of the Board granted a total of 1,278,000 SARs to the Company’s three executive officers. Of these SARs, 600,000 were granted under the Plan and 678,000 are under stand alone agreements not covered by the Plan. These SARs, of which 958,500 are payable in cash and 319,500 are payable in common stock, have an exercise price of $12.00, which was the closing price of the Company’s common stock on the date of grant, and vest on the third anniversary of the date of grant, which is the measurement date for determining their value. The common stock issued upon the vesting of the stock-based SARs will vest upon the second anniversary following the exercise of the SARs. The Company has established an objective formula that takes into consideration the Company’s financial position and historical operating cash requirements that must be met as a condition of exercise for the SARs payable in cash. The Company reviews the likelihood of meeting the condition established by the formula when assessing the accounting treatment for the SARs payable in cash. Currently, the Company’s assessment is that it is probable that the condition to exercise established by the formula will be met and therefore the Company has accrued the projected obligation for these SARs. In the event that the Company deems the likelihood of meeting the condition to exercise established by the formula to be remote then it would no longer continue to accrue the projected obligation for the SARs payable in cash. The Company recognized a total of $4,085,322 of stock-based compensation expense related to the SARs payable in cash and in common stock during the year ended January 1, 2006.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	CONTINGENCIES
      In May 2002, the Company filed suit against DSM Pharmaceuticals, Inc. (DSM), alleging breach of contract and misrepresentations by DSM and failure of consideration by DSM. The parties reached an agreement for the settlement of all claims and counterclaims associated with the litigation, mutual releases between the parties and their affiliates, and the payment of $1,300,000 to the Company by DSM. An Agreed Order of Dismissal with Prejudice evidencing the dismissal of all claims associated with the litigation was signed by counsel for both parties and submitted to the court for entry upon the Company’s receipt of the settlement amount of $1,300,000 million from DSM on May 4, 2004. As a result of this settlement, the Company recognized a gain of $1,764,043 in April 2004, including reversing outstanding invoices payable of $464,043.
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

(12)	RECENT ACCOUNTING PRONOUNCEMENTS
      In November 2004, the FASB issued SFAS No. 151, “Inventory Cost, an Amendment of ARB No. 43, Chapter 4,” (SFAS No. 151). SFAS No. 151 amends Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have an impact on our financial condition or results of operations.

(13)	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
      The following is a summary of the unaudited quarterly results of operations for the years ended January 1, 2006 and January 2, 2005:

	Quarter Ended

	April 3,	July 3,	October 2,	January 1,
Fiscal Year Ended January 1, 2006	2005	2005	2005	2006

Net loss	$(6,672,232)	(6,354,434)	(9,101,462)	(7,738,192)
Basic and diluted net loss per share	(0.19)	(0.18)	(0.25)	(0.21)

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 28,	June 27,	September 26,	January 2,
Fiscal Year Ended January 2, 2005	2004	2004	2004	2005

Net loss	$(1,833,373)	(1,127,231)	(4,416,264)	(6,958,042)
Basic and diluted net loss per share	(0.07)	(0.04)	(0.14)	(0.20)

(14)	STOCK SPLIT
      On December 20, 2005, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock, to be effected in the form of a stock dividend. Each shareholder of record at the close of business on December 30, 2005, was to be issued one additional share of common stock for each issued and outstanding share owned as of that date. The distribution was made on January 12, 2006. All references in the consolidated financial statements to common shares, common stock options, common share prices and per common share amounts have been adjusted retroactively for all periods presented to reflect this two-for-one split.

EXHIBIT INDEX

Exhibit
Number		Exhibit Title

3.1		Amended and Restated Articles of Incorporation of New River Pharmaceuticals Inc., as amended (previously filed as Exhibit 3.1 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).

3.2		Amended and Restated Bylaws of New River Pharmaceuticals Inc. (previously filed as Exhibit 3.2 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).

10	.1+	New River Pharmaceuticals Inc. Incentive Compensation Plan (previously filed as Exhibit 10.1 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).

10	.2+	Form of Stock Option Agreement for Employees (previously filed as Exhibit 10.1 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-8 (Registration No. 333-121102) and incorporated herein by reference).

10	.3+	Form of Stock Option Agreement for Non-Employee Directors (previously filed as Exhibit 10.2 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-8 (Registration No. 333-121102) and incorporated herein by reference).

10.4		Administrative Services Agreement, dated as of August 10, 2004, by and between New River Pharmaceuticals Inc. and Third Security, LLC (previously filed as Exhibit 10.4 to New River Pharmaceuticals Inc.’s Annual Report on Form 10-K for the year ended January 2, 2005, and incorporated herein by reference).

10.5		Lease Agreement, dated as of August 10, 2004, by and between New River Pharmaceuticals Inc. and Third Security, LLC, as amended on September 20, 2004 (previously filed as Exhibit 10.5 to New River Pharmaceuticals Inc.’s Annual Report on Form 10-K for the year ended January 2, 2005, and incorporated herein by reference).

10.6		Lease Agreement, dated May 15, 2000, by and between Virginia Tech Foundation, Inc. and Lotus Biochemical Corporation, as amended by that certain Modification and Renewal of Lease, dated April 25, 2001, that certain Modification of Lease, dated February 4, 2002, that certain Renewal of Lease, dated April 29, 2002, and that certain Renewal of Lease, dated June 25, 2003 (previously filed as Exhibit 10.1 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).

10	.6.1	Modification of Lease, effective August 1, 2004, and that certain modification of Lease, effective November 1, 2004, which amend the Lease Agreement, dated May 15, 2000, by and between Virginia Tech Foundation, Inc. and Lotus Biochemical Corporation, as amended (which has been filed as Exhibit 10.6) (previously filed as Exhibit 10.6.1 to New River Pharmaceuticals Inc.’s Annual Report on Form 10-K for the year ended January 2, 2005, and incorporated herein by reference).

10.7		Sublease Agreement, dated as of July 23, 2001, as amended, by and among Veterinary Technologies Corporation, New River Pharmaceuticals Inc. and Virginia Tech Foundation, Inc. (previously filed as Exhibit 10.1 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).

10	.7.1	Renewal of Sublease, effective December 21, 2004, which amends the Sublease Agreement, dated as of July 23, 2001, as amended, by and among Veterinary Technologies Corporation, New River, Pharmaceuticals Inc. and Virginia Tech Foundation, Inc. (which has been filed as Exhibit 10.7) (previously filed as Exhibit 10.7.1 to New River Pharmaceuticals Inc.’s Annual Report on Form 10-K for the year ended January 2, 2005, and incorporated herein by reference).

10.8		Credit Agreement, dated April 23, 2004, by and between New River Pharmaceuticals Inc. and Randal J. Kirk (2000) Limited Partnership (previously filed as Exhibit 10.1 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).

E-1

Exhibit
Number		Exhibit Title

10.9		Assignment, dated November 9, 2000, by Thomas Piccariello, Randal J. Kirk and Lawrence P. Olon in favor of Lotus Biochemical Corporation (previously filed as Exhibit 10.7 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).

10.10		Assignment, dated December 26, 2001, by Thomas Piccariello, Randal J. Kirk and Lawrence P. Olon in favor of New River Pharmaceuticals Inc. (previously filed as Exhibit 10.8 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).

10.11		Assignment, dated July 16, 2003, by Thomas Piccariello, Randal J. Kirk and Lawrence P. Olon in favor of New River Pharmaceuticals Inc. (previously filed as Exhibit 10.9 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).

10.12		Agreement, dated June 30, 2004, by and among New River Pharmaceuticals Inc., Innovative Technologies, L.L.C. and Keith Latham (previously filed as Exhibit 10.10 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).

10	.13*	United States Collaboration Agreement, dated as of March 31, 2005, by and among New River Pharmaceuticals Inc., Shire LLC and Shire Pharmaceuticals Group plc. (previously filed as Exhibit 10.13 to New River Pharmaceuticals Inc.’s Annual Report on Form 10-K for the year ended January 2, 2005, and incorporated herein by reference).

10	.14*	ROW Collaboration Agreement, dated as of March 31, 2005, by and among New River Pharmaceuticals Inc., Shire Pharmaceuticals Ireland Limited and Shire Pharmaceuticals Group plc. (previously filed as Exhibit 10.14 to New River Pharmaceuticals Inc.’s Annual Report on Form 10-K for the year ended January 2, 2005, and incorporated herein by reference).

10	.15+	Summary of Director Compensation for Fiscal 2006.

10	.16+	Summary of Compensation for the Chairman of the Board, President and Chief Executive Officer and each of the Named Executive Officers for Fiscal 2006 (previously filed under Item 1.01 fo New River Pharmaceuticals Inc.’s Current Report on Form 8-K on September 26, 2005, and incorporated herein by reference).

21.1		Subsidiaries of New River Pharmaceuticals Inc.

23.1		Consent of KPMG LLP.

31.1		Certification of Randal J. Kirk, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) of New River Pharmaceuticals Inc., pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Krish S. Krishnan, Chief Operating Officer, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer) of New River Pharmaceuticals Inc., pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Randal J. Kirk, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) of New River Pharmaceuticals Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Krish S. Krishnan, Chief Operating Officer, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer) of New River Pharmaceuticals Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Securities and Exchange Commission has granted confidential treatment with respect to certain information in these exhibits. The confidential portions of these exhibits have been omitted. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.

+	Denotes compensatory plans or arrangements or management contracts

E-2