Form 10-Q
period 2006-04-02
NEW RIVER PHARMACEUTICALS INC
filed 2006-05-12
CIK 1288379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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
Yes ☐     No ☑

As of May 9, 2006 there were 36,627,064 shares of the registrant’s common stock, $.001 par value per share, outstanding.

NEW RIVER PHARMACEUTICALS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED April 2, 2006

i

Index

PART I
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	April 2, 2006	January 1, 2006
Current assets:
Cash and cash equivalents	$27,839,344	$3,515,572
Short-term investments	67,175,000	49,250,000
Other receivables	152,884	135,755
Prepaid expenses	516,714	798,090
Total current assets	95,683,942	53,699,417
Property and equipment:
Leasehold improvements	94,609	94,609
Machinery and equipment	840,066	819,472
	934,675	914,081
Less accumulated depreciation and amortization	694,427	653,427
Property and equipment, net	240,248	260,654
Total assets	$95,924,190	$53,960,071
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Capital lease obligation - current	$22,931	$22,298
Accounts payable	2,629,281	1,548,473
Unpaid and accrued research and development expenses	2,704,013	3,201,732
Accrued compensation	719,017	2,203,898
Due to affiliates	71,243	34,138
Deferred revenue - current	7,672,624	—
Accrued stock - based compensation - current	287,812	—
Total current liabilities	14,106,921	7,010,539

Capital lease obligation - noncurrent	21,172	27,148
Accrued stock-based compensation	7,947,997	3,404,435
Deferred revenue	71,000,000	50,000,000
Total liabilities	93,076,090	60,442,122

Shareholders’ Equity (Deficit):
Preferred stock, par value $0.001 per share. Authorized 25,000,000 shares; none issued and outstanding	—	—

Common stock, par value $0.001 per share. Authorized 150,000,000 shares; issued and outstanding 36,627,064 shares at April 2, 2006 and 36,367,064 shares at January 1, 2006	36,627	36,367
Additional paid-in capital	64,942,679	63,326,824
Accumulated deficit	(62,131,206)	(69,845,242)
Total shareholders’ equity (deficit)	2,848,100	(6,482,051)
Commitments and contingencies
Total liabilities and shareholders’ equity (deficit)	$95,924,190	$53,960,071

See accompanying notes to consolidated financial statements.

Index

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	April 2, 2006	April 3, 2005
Collaboration revenues	$21,327,376	—

Operating costs and expenses:
Selling, general, and administrative	8,217,505	3,175,281
Research and development	5,515,912	3,784,215
Depreciation and amortization of property and equipment	41,000	35,180
Total operating expenses	13,774,417	6,994,676
Operating income (loss)	7,552,959	(6,994,676)
Other income (expense):
Interest expense	(1,342)	—
Interest income	873,316	322,444
Total other income, net	871,974	322,444
Income (loss) before cumulative effect of change in accounting principle	8,424,933	(6,672,232)
Cumulative effect of a change in accounting principle	(710,897)	—
Net income (loss)	$7,714,036	(6,672,232)
Net income (loss) per share:
Basic	$0 .21	(0.19)
Diluted	$0 .21	(0.19)

See accompanying notes to consolidated financial statements

Index

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	April 2, 2006	April 2, 2005
Cash flows from operating activities:
Net income (loss)	$7,714,036	$(6,672,232)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	41,000	35,180
Stock-based compensation	963,465	4,770
Changes in operating assets and liabilities:
Other receivables	(17,129)	—
Prepaid expenses	281,376	94,926
Accounts payable	1,080,807	(35,827)
Unpaid and accrued research and development expenses	(497,719)	(692,127)
Accrued compensation	(1,484,880)	(1,044,620)
Due to affiliates	37,105	65,002
Accrued stock-based compensation	4,120,477	14,311
Deferred revenue	28,672,624	50,000,000
Cumulative effect of change in accounting principle	710,897	—
Net cash provided by operating activities	41,622,059	41,769,383
Cash flows from investing activities:
Proceeds from sale of short-term investments	23,375,000	14,200,000
Purchases of short-term investments	(41,300,000)	(45,504,977)
Purchases of property and equipment	(20,594)	(54,620)
Net cash used in investing activities	(17,945,594)	(31,359,597)
Cash flows from financing activities:
Principal payments on capital lease obligation	(5,343)	—
Net proceeds from issuances of common stock	652,650	171,685
Net cash provided by financing activities	647,307	171,685
Net increase in cash and cash equivalents	24,323,772	10,581,471
Cash and cash equivalents at beginning of period	3,515,572	4,018,556
Cash and cash equivalents at end of period	$27,839,344	$14,600,027
Supplemental cash flow information:
Interest paid	$1,342	—
See accompanying notes to consolidated financial statements

Index

NEW RIVER PHARMACEUTICALS INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three months ended April 2, 2006 and April 3, 2005
(Unaudited)

(1)	ORGANIZATION AND NATURE OF BUSINESS

Organization

New River Pharmaceuticals Inc. (the Company), a Virginia corporation, was formed in 1996. The Company has a wholly owned subsidiary, Lotus Biochemical (Bermuda) Ltd. (Lotus Bermuda), which exists to hold pharmaceutical intellectual property. While Lotus Bermuda has held such forms of intellectual property in the past, at April 2, 2006, Lotus Bermuda holds no such assets; however, Lotus Bermuda may be used again for such purpose in the future. Alternatively, the Company may decide to dissolve Lotus Bermuda at some time in the future.

Nature of Business

The Company is a specialty pharmaceutical company developing generational improvements of widely prescribed drugs in large and growing markets. Utilizing its proprietary CarrierwaveTM technology, the Company is developing new molecular entities that are derivatives of public domain actives and attempt to address certain deficiencies associated with currently marketed drugs. The products in the Company’s pipeline that are the most advanced in their development are NRP104 and NRP290, which are conditionally bioreversible derivatives (CBDs) of amphetamine and hydrocodone that are designed to provide overdose protection, abuse resistance and less potential for addiction while affording comparable efficacy.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New River Pharmaceuticals Inc. and its wholly owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Quarterly Reports on Form 10-Q. Certain disclosures required for complete financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information as of April 2, 2006 and for the three months ended April 2, 2006 and April 3, 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to state fairly the financial information set forth herein. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended January 1, 2006, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2006.

(b)	Fiscal Periods

The Company maintains its books using a 52/53-week fiscal year ending on the Sunday nearest the last day of December. Quarterly periods are closed every 13 weeks except during years that include 53 weeks. In such years, the fourth quarter will include 14 weeks. Fiscal year 2005 included 52 weeks and ended on January 1, 2006. Fiscal year 2006 includes 52 weeks and ends December 31, 2006.

(c)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market accounts and commercial paper of $2,920,519 and $24,929,115, respectively, at April 2, 2006 and $299,264 and $3,155,253, respectively, at January 1, 2006.

Index

(d)	Short-term Investments

Short-term investments are classified in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At April 2, 2006 and January 1, 2006, the Company’s short-term investments consisted of $67,175,000 and $49,250,000, respectively, of auction rate municipal bonds which are classified as available-for-sale. The Company records its investment in these securities at cost, which approximates fair market value due to (i) the securities’ variable interest rates, which typically reset every 28 to 35 days, and, (ii) the fact that the Company has the ability to liquidate readily these securities despite the long-term nature of their stated contractual maturities. As a result, the Company had no cumulative gross unrealized gains (losses) from its investments in these securities at April 2, 2006 and January 1, 2006. All income generated from these investments is recorded as interest income.

(e)	Inventories

In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” the costs of producing inventory in the reporting periods prior to the receipt of regulatory approval or clearance are recorded as research and development expense. Because the Company does not currently have any products on the market, nor any products currently approved by the U.S. Food and Drug Administration or other regulatory body for production, the Company did not have any inventory at April 2, 2006 and January 1, 2006.

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

(g)	Revenue Recognition, Cost of Goods Sold and Sales Returns

Although at April 2, 2006, the Company had no products available for sale, it does anticipate having products available for sale in the future. The Company anticipates that some of its sales will be to wholesalers who have the right to return purchased product. In accordance with SFAS No. 48, “Revenue Recognition When the Right of Return Exists” (SFAS No. 48), until the Company has sufficient sales history to estimate product returns, it will have to defer recognition of revenue on such sales until the products are dispensed through patient prescriptions. Once the Company has obtained sufficient sales history to estimate product returns, under SFAS No. 48, it will be able to recognize revenue on product shipments, net of a reasonable allowance for estimated returns relating to these shipments.

The Company’s strategy includes entering into collaborative agreements with strategic partners for the development and commercialization of its product candidates. Such collaboration agreements may have multiple deliverables. The Company evaluates multiple deliverable arrangements pursuant to EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). Pursuant to EITF 00-21, in arrangements with multiple deliverables where the Company has continuing performance obligations, contract, milestone and license fees are recognized together with any up-front payments over the term of the arrangement as performance obligations are completed, unless the deliverable has stand alone value and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized. Cash received in advance of revenue recognition is recorded as deferred revenue (see note 3).

Index

(h)	Research and Development

Research and development expenses consist of direct costs and indirect costs. Direct research and development costs include salaries and related costs of research and development personnel, and the costs of consultants, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Indirect research and development costs include depreciation and other indirect overhead expenses. The Company believes that regulatory and other uncertainties inherent in the research and development of new products preclude it from capitalizing such costs. This treatment includes up-front and milestone payments made to third parties in connection with research and development collaborations. At April 2, 2006, the Company had research and development commitments with third parties totaling approximately $14,328,000, of which approximately $2,326,000 had not yet been incurred. The commitments are cancelable by the Company at any time upon written notice.

(i)	Stock-Based Compensation

Effective January 2, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) and related interpretations, using the modified prospective method. SFAS No. 123(R) requires companies to expense the grant-date fair value of employee equity awards over the vesting period. Using the modified prospective method of adopting SFAS 123(R), the Company began recognizing compensation expense for the remaining unvested portions of stock option and stock appreciation rights (SARs) settled in stock granted prior to January 2, 2006. The Company also has outstanding SARs that are to be settled in cash. In accordance with SFAS 123(R), these instruments are measured at fair value and are recorded as a liability at the end of each reporting period throughout their vesting period and adjusted to intrinsic value upon vesting. Upon adoption of SFAS 123(R), the Company recognized a cumulative effect accounting adjustment related to SARs that are to be settled in cash. Prior to the adoption of SFAS 123(R), such awards were accounted for as liabilities based on the intrinsic value of such awards, rather than the fair value, at the end of the reporting period.

Stock-based compensation expense recognized under SFAS 123(R) in the consolidated statement of operations for the three months ended April 2, 2006 for all awards was $5,083,943. The estimated fair value of the Company’s stock option and SAR awards to be settled in common stock, less estimated forfeitures, is amortized over the awards’ vesting period on a straight-line basis.

For stock options and SARs to be settled in stock that were granted prior to the adoption of SFAS 123(R), the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to these awards would have been as follows for the three months ended April 3, 2005:

Net loss:
As reported	$(6,672,232)
Add stock-based employee compensation expense included in reported net loss, net of related tax effects	4,472
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1,926,154)
Pro forma	$(8,593,914)
Net loss per share:
Basic and diluted:
As reported	$(0.38)
Pro forma	$(0.48)

The fair value of options and SARs is determined by using the Black-Scholes option pricing model. Expected volatility was based on a combination of historical volatility of the Company’s stock and comparisons to volatilities of common stock of peer group companies. Comparison to peer group companies was necessary because the Company’s common stock has only been publicly traded for a limited time (since August 2004). The expected term for stock options represents the period of time that the options granted are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 107 (SAB 107), which averages an award’s weighted average vesting period and its contractual term for “plain vanilla” share options. The expected term for all SARs is the vesting period. The per share weighted average fair value of stock options and all SARs granted during the three months ended April 2, 2006, of $20.33 and $14.05, was determined on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions:

Index

Expected dividend yield	0%
Risk-free interest rate	4.08% - 4.68%
Expected life of options	5.5 - 6.5 years
Expected life of SARs	1 - 5 years
Expected volatility	70%

For SARs to be settled in cash, which are classified as liabilities, the fair market value measurements at the end of the reporting period were calculated using these same assumptions.

(j)	Net Income (Loss) Per Share

Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. Diluted net (loss) per share does not reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net (loss) of the Company because to do so would be anti-dilutive (see note 7).

(k)	Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three months ended April 3, 2005, to place them on a basis comparable to the consolidated financial statements for the three months ended April 2, 2006.

(l)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Actual results could differ from management’s estimates.

(3)	COLLABORATION ARRANGEMENT AND OTHER AGREEMENTS

On January 31, 2005, the Company entered into a collaboration agreement with Shire Pharmaceuticals Group plc (Shire) relating to the global commercialization of NRP104 for treatment of attention deficit hyperactivity disorder (ADHD) and other potential indications. On March 31, 2005, the Company and Shire split this agreement into two agreements by entering into a United States Collaboration Agreement and a rest of world (ROW) Territory License Agreement (collectively, the Agreement) to replace the initial collaboration agreement. Shire paid the Company an upfront fee of $50 million on February 11, 2005 and a milestone payment of $50 million on February 6, 2006 as a result of notice from the U.S. Food and Drug Administration (FDA) on January 26, 2006 of its acceptance of the Company’s new drug application (NDA) filing for NRP104.

The Company evaluated the Agreement in accordance with EITF 00-21 and determined that it was an arrangement with multiple deliverables. The Agreement also provides for additional payments to the Company in the event that certain additional milestones are achieved. These potential payments include an amount of up to $300 million following the first commercial sale of the product, depending on the characteristics of the FDA approved product labeling, and $100 million upon achieving a significant sales target. The maximum amount of upfront and milestone payments under the terms of the Agreement is $505 million. Under the Agreement, the Company will provide product development for three indications for NRP104: pediatric, adult and adolescent. The Company determined that the license and research and development should be combined and considered as a single unit of accounting. Accordingly, the upfront license fee and all milestone payments will be recognized over the estimated product development period. The Company estimated the total proportional effort required for the development of each of these three indications. This proportional revenue model is then applied to all upfront and milestone payments which are no longer subject to contingencies. The Company recognized approximately $21.3 million of collaboration revenue for the three months ended April 2, 2006 based on this model. The amount recognized during the three months ended April 2, 2006 includes amounts that would have otherwise been recognized in prior periods had such amounts not been fully refundable in certain circumstances at the end of those periods. Consequently, the Company anticipates that revenue recognized based on this model in future periods will be significantly less than amounts recognized during the three months ended April 2, 2006 until FDA approval for NRP104 is obtained.

Index

The Agreement also provides for profit sharing on U.S. product sales when and if the product is approved by the FDA. Shire will retain 75% of profits, as defined in the Agreement, for the first two years following the launch of the product and the Company and Shire will share the profits equally thereafter. For product sales in the rest of the world, Shire will pay the Company a royalty. The Agreement provides for certain termination rights. Shire may for instance terminate the Agreement at any time prior to receiving regulatory approval in the United States, or within 30 days of receiving the first such regulatory approval. In the latter case, Shire may under some circumstances be entitled to a termination fee of $50 million. In addition, each party may terminate in the event of an uncured, defined material breach by the other party, entitling the non-breaching party the right to purchase the interests of the breaching party. Subject to certain conditions, either party is entitled to terminate in the event that governmental action restricts or prohibits the transactions contemplated by the Agreement under the laws of the United States or European Union.

On June 6, 2005, the Company entered into a development and license agreement with Depomed, Inc. (Depomed) to create pharmaceutical products using Depomed’s patented oral drug delivery technology with the Company’s proprietary drug compounds. Under terms of the agreement, the Company may acquire worldwide rights to use Depomed's Gastric Retention oral drug delivery technology in up to three of the Company’s proprietary compounds. Once a compound is named and entered into development, Depomed will perform feasibility studies through an initial Phase I trial. In return, the Company will reimburse Depomed on a cost-plus basis for expenses as defined in each project budget. Once preclinical and Phase I testing is completed, the Company may exercise an option to license each product candidate and advance the product into additional clinical trials. At that time, the Company will make an initial milestone payment, with additional milestone payments for each product candidate at later stages of product development. Upon ultimate commercialization of product candidates developed under this agreement, the Company will pay Depomed royalties on net sales of each product. Through April 2, 2006, the Company had incurred no development costs under this agreement.

On June 29, 2005, the Company entered into a letter agreement with Optimer Pharmaceuticals, Inc. (Optimer) for the development of one or more proprietary pharmaceutical products comprising carbohydrate conjugates of iron for administration by injection using Optimer’s proprietary carbohydrate synthesis technology. Under the letter agreement, Optimer is responsible for synthesizing and characterizing compounds for testing.  Optimer commenced work on this project during the third quarter of 2005, and the Company is responsible for reimbursing Optimer for such work at a full time equivalent (FTE) consistent with current industry standards.  The Company incurred approximately $187,000 of expenses under this agreement during the three months ended April 2, 2006. The Company will be responsible for conducting all preclinical and clinical testing on any such compounds.  The parties currently are negotiating a more formal and detailed agreement.  Upon execution of this more formal and detailed agreement, the Company will pay a licensing fee and potential milestones and royalty payments.

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

Index

(4)	LIQUIDITY

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

Effective June 30, 2004, the Company entered into an agreement (the Innovative Agreement) with Innovative Technologies, L.L.C. (Innovative Technologies) which effectively amended the Company’s obligation in its entirety under previous existing agreements with Innovative Technologies. The previous agreements were executed in connection with the Company’s acquisition of certain of its intellectual property from Innovative Technologies in prior years. The Innovative Agreement provides for an upfront fee of $200,000, which was paid on July 1, 2004, and a 1% royalty on net sales (as defined in the Innovative Agreement) for a period of 10 years for up to a total of $1,000,000, whichever comes first. No royalties have been paid under this agreement through April 2, 2006.

(6)	RELATED PARTY TRANSACTIONS

The Company has a lease agreement with Third Security, LLC, (Third Security) an entity controlled by the Company’s current Chairman, President, and Chief Executive Officer, Randal J. Kirk, for certain executive and administrative office space for an initial period of 24 months. The current monthly rental is $6,488. The Company also has an administrative services agreement with Third Security, pursuant to which Third Security provides certain administrative services for a fee. The monthly fee is based on an hourly billing rate for each individual who provides services multiplied by the number of hours of services performed by such individual. The initial term of the agreement is for 24 months and may be terminated upon written notice at any time by the Company. The Company recognized $91,538 and $165,163 of expense under the administrative services and lease agreements for the three months ended April 2, 2006 and April 3, 2005, respectively. The unpaid portion of these amounts is included in Due to Affiliates in the accompanying consolidated balance sheets as of April 2, 2006 and January 1, 2006.

(7)	NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Net income (loss) (numerator)	Shares (denominator)	Per share amount
Three month period ended April 3, 2005:
Basic net income (loss) per share	$(6,672,232)	35,577,882	$(0.19)
Effect of dilutive stock options and SARs	—	—
Diluted net income (loss) per share	$(6,672,232)	35,577,882	$(0.19)
Three month period ended April 2, 2006:
Basic net income (loss) per share	$7,714,036	36,460,443	$0.21
Effect of dilutive stock options and SARs	—	928,492
Diluted net income (loss) per share	$7,714,036	37,388,935	$0.21

For the three months ended April 3, 2005, all potentially dilutive shares of common stock to be issued pursuant to the exercise of stock options and SARs would dilute net loss per share. Therefore, these potential shares were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. For the three months ended April 2, 2006, the total number of potential shares of common stock to be issued pursuant to the exercise of stock options and SARs that are anti-dilutive was 283,000. Therefore, these potential shares were not included in the computation of diluted net income per share.

Index

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

Stock option activity for the three months ended April 2, 2006, was as follows:

	Number of shares	Weighted average exercise price
Balance at January 1, 2006	1,216,836	6.50
Granted	140,000	31.58
Exercised	(260,000)	2.51
Balance at April 2, 2006	1,096,836	10.65

At April 2, 2006, the number, weighted-average exercise price and weighted-average remaining contractual life of outstanding options and the number and weighted-average exercise price of options currently exercisable are as follows :

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted-average exercise price	Remaining contractual life (in years)	Number of options	Weighted-average exercise price
$1.25 - $1.29	228,968	$1.28	5.87	152,292	$1.29
$3.33- $4.00	400,200	$3.90	7.84	186,868	$3.78
$7.11-11.60	184,668	$11.49	8.97	180,000	$11.60
$22.87 - $24.53	143,000	$22.98	9.52	-	$-
$29.59 - $32.71	140,000	$31.58	9.82	-	$-

Aggregate intrinsic value of options outstanding and options exercisable at April 2, 2006 was $24,744,563 and $14,249,801, respectively. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $33.21 as of March 31, 2006, and the exercise price multiplied by the number of options outstanding. The aggregate intrinsic value of stock options exercised during the three months ended April 2, 2006 was $7,389,591.

Index

As of April 2, 2006, there was $4,550,668 of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of approximately 32 months.

Effective March 29, 2005, the Compensation Committee of the Board granted a total of 1,278,000 SARs to the Company’s three executive officers. Of these SARs, 600,000 were granted under the Plan and 678,000 were granted under stand alone agreements not covered by the Plan. These SARs, of which 958,500 are payable in cash and 319,500 are payable in common stock, have an exercise price of $12.00, which was the closing price of the Company’s common stock on the date of grant, and vest on the third anniversary of the date of grant. On January 19, 2006, the Compensation Committee of the Board granted a total of 639,000 SARs to the same three executive officers. Of these SARs, 519,500 were granted under the Plan and 119,500 were granted under stand alone agreements not covered by the Plan. These SARs, of which 479,250 are payable in cash and 159,750 are payable in common stock, have an exercise price of $32.71, which was the closing price of the Company’s common stock on the date of grant, and vest over a three year period in equal annual installments. The common stock issued upon the vesting of all stock-based SARs will vest upon the second anniversary following the exercise of the SARs.

The Company has established an objective formula that takes into consideration the Company’s financial position and historical operating cash requirements that must be met as a condition of exercise for the SARs payable in cash. The Company reviews the likelihood of meeting the condition established by the formula when assessing the accounting treatment for the SARs payable in cash. Currently, the Company’s assessment is that it is probable that the condition to exercise established by the formula will be met, and therefore, the Company has accrued the projected obligation for these SARs. In the event that the Company deems the likelihood of meeting the condition to exercise established by the formula to be remote, then it would no longer continue to accrue the projected obligation for the SARs payable in cash. The Company recognized total stock-based compensation expense of $4,120,476 and $265,221 related to the SARs to be settled in cash and in common stock, respectively, during the three months ended April 2, 2006.

Aggregate intrinsic value of outstanding SARs to be settled in cash and in common stock at April 2, 2006 was $20,569,410 and $6,856,470, respectively. No SARs were vested as of April 2, 2006.

As of April 2, 2006, there was $20,335,591 and $4,612,447 of total unrecognized compensation cost related to SARs to be settled in cash and in common stock, respectively. These costs are expected to be recognized over a weighted-average periods of approximately 24 and 47 months, respectively.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, (FSP 123(R)), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123(R). Companies may take up to one year from the effective date of FSP 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

(9)	CONTINGENCIES

From time to time, the Company may become involved in other litigation in the normal course of business. Management believes that any costs resulting from such litigation will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

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

Index

(10)	STOCK SPLIT

On December 20, 2005, the Company’s Board of Directors approved a two-for-one split of the Company’s common stock, to be effected in the form of a stock dividend. Each shareholder of record at the close of business on December 30, 2005, was to be issued one additional share of common stock for each issued and outstanding share owned as of that date. The distribution was made on January 12, 2006, and the common stock commenced trading on a post-split basis effective January 13, 2006. All references in the consolidated financial statements to common shares, common stock options, common share prices and per common share amounts have been adjusted retroactively for all periods presented to reflect this two-for-one split.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto in our Annual Report on Form 10-K filed on March 15, 2006, with the SEC. All references in this Quarterly Report on Form 10-Q to “we”, “our,” and “us” are to New River Pharmaceuticals Inc.

Information Regarding Forward-Looking Statements

The following discussion contains forward-looking statements. All statements, other than statements of historical facts, included in following the discussion regarding our strategy, future operations, future financial position, future revenues, future costs, prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the ability to execute successfully the collaboration with Shire within a reasonable timeframe or at all;

•	the progress of our product development programs;

•	the status of our preclinical and clinical development of potential drugs;

•
the likely success of our drug products in clinical trials and the regulatory approval process, particularly whether and under what circumstances any of our drug products will be approved by the U.S. Food and Drug Administration (FDA);

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

Index

•	the ability to develop, manufacture, launch and market any of our drug candidates;

•	our ability to develop safer and improved versions of widely-prescribed drugs using our Carrierwave technology;

•	the expected benefits of our Carrierwave technology such as abuse resistance and decreased toxicity; and

•	our ability to obtain favorable patent claims.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements as our actual results may differ materially from those anticipated in these forward-looking statements. We discuss many of these risks in greater detail in Item 1A under the heading “Risk Factors Related to Our Business” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2006, filed on March 15, 2006, with the SEC. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not intend to update any of these factors or to announce publicly the results of any revisions to any of its forward-looking statements, other than as required under the federal securities laws.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview

We are a specialty pharmaceutical company developing novel pharmaceuticals that are generational improvements of widely prescribed drugs in large and growing markets. Utilizing our proprietary Carrierwave™ technology, we are currently developing new molecular entities that are derivatives of public domain actives, and attempting to address certain deficiencies associated with currently marketed drugs. The products in our pipeline that are the most advanced in their development are NRP104 and NRP290, which are conditionally bioreversible derivatives (CBDs) of d-amphetamine and hydrocodone, respectively, and are designed to provide overdose protection and less potential for abuse while affording comparable efficacy. We believe some of our drugs may prove highly resistant to overdose. We believe that we are the first company with a viable product in the pipeline attempting to address both the potential abuse and the potential overdose risk associated with currently marketed amphetamines and opioids.

All of our drug candidates developed by utilizing our proprietary Carrierwave technology to date are small molecules designed for oral delivery. Each consists of an active pharmaceutical ingredient, like amphetamine or an opioid, attached to an adjuvant. We refer to our products as CBDs because (i) they are derivatives of underlying active agents, (ii) our preclinical and clinical tests to date indicate that it would be impractical to use except when taken as directed, and (iii) our preclinical tests to date indicate that at doses above the therapeutic window there is dose attenuation. Consequently, we believe that our technology may reduce the extent of abuse and prevent overdosing.

The two most advanced candidates in our preclinical pipeline are NRP409 and NRP388. Under our NRP409 program, our Carrierwave triiodothyronine (T3) hormone is being developed as a replacement or supplemental therapy in patients with primary hypothyroidism and other indications. Under our NRP388 program, we entered into an exclusive licensing agreement with the Ernest Gallo Clinic Research Center at the University of California San Francisco to investigate a new approach toward improving the use of opioid analgesics in the treatment of pain by reducing the development of tolerance. We anticipate filing investigational new drug applications (INDs) for both of these product candidates by the end of the second quarter of 2006.

Index

Throughout our history, we have incurred significant losses. We may incur additional losses for our fiscal year ending December 31, 2006. As of April 2, 2006, we had an accumulated deficit of approximately $62 million.

Revenues. If our development efforts result in clinical success, regulatory approval and successful commercialization of our products, we could generate revenues from sales of our products. If, as an alternative to commercializing a particular product, we enter into license agreements or other collaboration arrangements with corporate partners, such as our collaboration with Shire Pharmaceuticals Group plc (Shire), we could recognize revenue from license fees, milestone payments, profit sharing, or royalties from product sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of legal costs associated with patent filings, board of director fees, insurance expense, personnel and benefits costs, stock-based compensation costs, costs associated with completing the collaboration agreements with Shire, shared marketing expenses under our collaboration agreements with Shire, and fees charged to us by an affiliate, Third Security, LLC (Third Security), for services provided to us under an administrative services agreement. Administrative services that Third Security is providing under the administrative services agreement include support for taxation, legal, information technology, and market research functions as well as other miscellaneous services that we may need from time to time.

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

The following table summarizes, from inception and for the three months ended April 2, 2006, the total external development costs associated with (i) our Carrierwave technology and our earlier related iodothyronine technology, all of which costs are included in the Carrierwave line item in the table below as historically we made no efforts to separate such costs, (ii) each of our current lead product candidates and (iii) other preclinical development.

	Three months ended April 2, 2006	Inception to April 2, 2006
NRP104	$2,930	$22,709
NRP290	93	2,033
Other preclinical development	569	1,526
Carrierwave/thyroid	—	5,488
Total	$3,592	$31,756

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

Cumulative Effect of Change in Accounting Principle. As a result of adopting the provisions of SFAS 123(R), “Share-Based Payment” (SFAS 123(R)) we recognized a cumulative effect accounting adjustment related to outstanding stock appreciation rights (SARs) that are to be settled in cash. These awards were previously accounted for based on their intrinsic value at the end of each reporting period. Under SFAS 123(R), these awards are re-measured as of January 2, 2006, the date of adoption of SFAS 123(R), and at the end of each reporting period based on their fair value.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts, the timing and outcome of regulatory submissions, and the potential receipt of milestone payments under our collaboration agreements with Shire. Due to these uncertainties, accurate predictions of future operations are difficult or impossible.

Three Months Ended April 2, 2006 Compared to Three Months Ended April 3, 2005

Revenues. During the three months ended April 2, 2006, we recognized $21,327,000 of revenue from our collaboration agreements with Shire. Such amount represents the proportional revenue recognition of certain non-refundable payments received over the related performance period of the deliverables under the collaboration agreements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5,043,000, or 159%, to $8,218,000 for the three months ended April 2, 2006 from $3,175,000 for the three months ended April 3, 2005. This increase was primarily attributed to approximately $1,769,000 of shared marketing expenses with Shire in accordance with the collaboration agreements and an increase in stock-based compensation expense of $4,142,000, primarily associated with the adoption of SFAS 123(R). Stock-based compensation expense for the three months ended April 2, 2006 was $4,157,000 and represents the cost of stock options and SARs granted to certain executives and management personnel. These increases were partially offset by a $1,500,000 fee incurred and paid to an investment banking firm during the three months ended April 3, 2005 for managing the process through which we were able to evaluate various partnering alternatives prior to successful completion of our collaboration agreements with Shire.

Index

Research and Development Expenses. Research and development expenses increased $1,732,000, or 46%, to $5,516,000 for the three months ended April 2, 2006 from $3,784,000 for the three months ended April 3, 2005. An increase in external development costs of $682,000 and an increase of $923,000 in stock-based compensation expense associated with the adoption of SFAS 123(R), primarily accounted for this increase. The increase in external development costs were primarily related to Phase 3 clinical studies for NRP104 and continued progress in our research and development of NRP290 and NRP409. Stock-based compensation expense for the three months ended April 2, 2006 was $927,000 and represents the cost of SARs and options granted to research and development personnel.

The following table shows the aggregate changes in our research and development expenses.

	Three Months Ended
Research and development expenses	April 2, 2006	April 3, 2005
	(in thousands)
Direct project costs:
Personnel, benefits and related costs	$1,681	$471
Consultants, supplies, materials and other direct costs	87	255
External development costs	3,592	2,910
Total direct costs	5,360	3,636
Indirect costs	156	148
Total	$5,516	$3,784

Other Income. For the three months ended April 2, 2006, other income included $873,000 of interest income earned primarily from investing the proceeds received pursuant to the collaboration agreements with Shire. Other income for the three months ended April 3, 2005 included $322,000 of interest income earned primarily from investing the proceeds from our initial public offering and the initial upfront payment from Shire pursuant to the collaboration agreements.

Liquidity and Capital Resources

Our operations from 2001 through April 2, 2006, have been funded primarily from proceeds of approximately $17.3 million raised from various private placements of our common stock, $33.6 million of gross proceeds from the initial public offering of our common stock on August 10, 2004, and $100 million received in accordance with the terms of our collaboration agreements with Shire, as follows:

Fiscal year	Number of shares (1)		Price per share(1)	Gross Proceeds
2001	300,000		$3.33	$1,000,000
2002	2,245,000		1.25	2,806,250
2002	4,077,720	(2)	1.25	5,097,151
2003	2,823,200		1.25	3,529,000
2004	1,940,000		2.50	4,850,000
2004 - Initial public offering	8,400,000		4.00	33,600,000
2005 - Shire collaboration	—		—	50,000,000
2006 - Shire collaboration	—		—	50,000,000
	19,785,920			$150,882,401

(1)	As adjusted for a one-for-two reverse stock split effective August 3, 2004 and a two-for-one stock split effected in the form of a stock dividend effective January 13, 2006.
(2)
Represents shares issued upon the conversion of a convertible promissory note by RJK, L.L.C., an entity controlled by Mr. Kirk, our Chairman, President and Chief Executive Officer, in the original amount of $5,000,000 plus accrued interest of $97,151. We received the $5,000,000 of proceeds from the note issuance in August 2001.

At April 2, 2006, we had cash and cash equivalents of $27,839,000 compared to $3,516,000 at January 1, 2006. Our cash equivalents are highly liquid investments in money market funds and commercial paper. We maintain cash balances with financial institutions in excess of insured limits. We also maintained short-term investments of $67,175,000 and $49,250,000 at April 2, 2006 and January 1, 2006, respectively, in auction rate municipal bonds. We record these short-term investments at cost, which approximates fair market value due to (i) the securities’ variable interest rates, which typically reset every 28 to 35 days, and (ii) the fact that we have the ability to liquidate readily these securities, despite the long-term nature of their stated contractual maturities. We do not anticipate any losses with respect to such cash and cash equivalents and short-term investment balances.

Index

Cash provided by operations was $41,622,000 for the three months ended April 2, 2006 compared to $41,769,000 for the three months ended April 3, 2005. We received an upfront payment of $50,000,000 in February 2005 under the terms of our collaboration agreements with Shire and a milestone payment of $50,000,000 under the same agreements in February 2006. Cash used in investing activities was $17,946,000 for the three months ended April 2, 2006 compared to $31,360,000 for the three months ended April 3, 2005. The decrease is due to a higher amount of our cash being in cash equivalent investments rather than short-term investments.

The following table summarizes our contractual obligations at April 2, 2006 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Due within 1 year	Thereafter
	(in thousands)
Operating lease obligations	$85	$85	$—
Capital lease obligations	44	23	21
Research and development contracts	2,326	2,326	—
Total contractual cash obligations	$2,455	$2,434	$21

The contractual commitments reflected in this table exclude royalty payments that we may be obligated to pay to Innovative Technologies L.L.C. in the future. Such future royalty payments are contingent on product sales and are based on 1% of net sales (as defined in the Innovative Technologies agreement) for a period of 10 years or up to a total of $1 million, whichever occurs first. Also excluded from the table are payments that we may be obligated to make under our agreements with Depomed, Inc., Optimer Pharmaceuticals, Inc., and the Ernest Gallo Clinic Research Center at the University of California San Francisco. Such payments are contingent upon the achievement of certain milestones, royalties on future product sales, and development costs which are reimbursed at a full-time equivalent rate or cost-plus basis, the total cost of which cannot reasonably be estimated.

As of April 2, 2006, our long-term contractual obligations consist of a capital lease for equipment used in our research operations. Our operating leases are for our research and development facilities and our administrative offices. The lease for the research and development facilities expires at the end of July 2006 and requires monthly payments of approximately $11,000. We may renew this lease for successive one-year periods thereafter. We maintain an operating lease agreement with Third Security for offices occupied by certain of our executive and administrative staff. The lease is for 24 months with a current monthly rental of approximately $6,500 and expires in August 2006. We may renew this lease for three successive one-year periods thereafter. We also have in-progress research and development contracts performed by third parties. As of April 2, 2006, we had commitments, which consist primarily of external development work, with third parties totaling approximately $14,328,000 of which approximately $2,326,000 had not yet been incurred.

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

Index

To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional capital or incur indebtedness to fund our operations. We cannot assure that additional debt or equity financing will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently. Future equity offerings could (i) dilute the ownership of equity investors and (ii) reduce the market price for our common stock. In the event that we issue debt securities in the future, holders of these debt securities would receive distribution of assets prior to holders of common stock upon liquidation.

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

Revenue Recognition. Although we currently have no products available for sale, we do anticipate having products in the future. We anticipate that some of our sales will be to wholesalers who have the right to return purchased product. In accordance with SFAS No. 48, “Revenue Recognition When the Right of Return Exists” (SFAS No. 48), until we have sufficient sales history to estimate product returns, we will have to defer recognition of revenue on such sales until the products are dispensed through patient prescriptions. Once we have obtained sufficient sales history to estimate product returns, under SFAS 48, we will be able to recognize revenue on product shipments, net of a reasonable allowance for estimated returns relating to these shipments.

Index

Our strategy includes entering into collaborative agreements with strategic partners for the development and commercialization of our product candidates. Such collaboration agreements may have multiple deliverables. We evaluate multiple deliverable arrangements pursuant to EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). Pursuant to EITF 00-21, in arrangements with multiple deliverables where we have continuing performance obligations, contract, milestone and license fees are recognized as revenue together with any up-front payments over the term of the arrangement as performance obligations are completed, unless the deliverable has stand alone value and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized. Cash received in advance of revenue recognition is recorded as deferred revenue.

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

Stock-Based Compensation. Effective January 2, 2006, we adopted the provisions of SFAS No. 123(R) and related interpretations, using the modified prospective method. SFAS No. 123(R) requires companies to expense the grant-date fair value of employee equity awards over the vesting period. Using the modified prospective method of adopting SFAS 123(R), we began recognizing compensation expense for the remaining unvested portions of stock option and SARs settled in stock that were granted prior to January 2, 2006. We also have outstanding SARs that are to be settled in cash. In accordance with SFAS 123(R), these instruments are measured at fair value and are recorded as a liability at the end of each reporting period throughout their vesting period and adjusted to intrinsic value upon vesting.

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

We have not recorded any tax provision or benefit for the three months ended April 2, 2006 and April 3, 2005. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured. At January 1, 2006, we had federal net operating loss carry forwards of approximately $72.1 million available to reduce future taxable income, which will begin to expire in 2019.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents that have maturities of less than three months and our short-term investments in auction rate municipal bonds. We record our investment in auction rate municipal bonds at cost, which approximates fair market value due to (i) the securities’ variable interest rates, which typically reset every 28 to 35 days, and, (ii) the fact that the Company has the ability to liquidate readily these securities, despite the long-term nature of their stated contractual maturities. We currently do not hedge interest rate exposure. We have not used derivative financial instruments. Because of the short-term maturities of our cash and cash equivalents and the reset terms of our investments in auction rate municipal bonds, we do not believe that an increase in market rates would have any significant impact on their realized value.

Index

Item 4.	Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of April 2, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our design and operation of disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to our management and is recorded, processed, summarized and reported as specified in SEC rules and forms.

There has been no change in our internal control over financial reporting during the quarter ended April 2, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not presently involved in any legal proceedings that, in our opinion, could have a material adverse effect on our business or financial condition.

Item 1A.	Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of Annual Report on Form 10-K for the year ended January 1, 2006 (pages 23 through 35) describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our operating results of our business and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 1, 2006.

Item 2.	Unregistered Sales of Equity Securities.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a)	Exhibits.

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

NEW RIVER PHARMACEUTICALS INC.
(Registrant)

Date: May 12, 2006	/s/ Randal J. Kirk
Randal J. Kirk
Chairman, President and Chief Executive Officer
(Principal executive officer)

Date: May 12, 2006	/s/ Krish S. Krishnan
Krish S. Krishnan
Chief Operating Officer, Chief Financial Officer and Secretary
(Principal financial and accounting officer)