Form 10-Q
period 2006-07-02
NEW RIVER PHARMACEUTICALS INC
filed 2006-08-08
CIK 1288379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006
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

As of August 4, 2006 there were 36,707,064 shares of the registrant’s common stock, $.001 par value per share, outstanding.

NEW RIVER PHARMACEUTICALS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED July 2, 2006

Index

Item 1.	Consolidated Financial Statements

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

Assets	July 2, 2006	January 1, 2006
Current assets:
Cash and cash equivalents	$19,221,558	$3,515,572
Short-term investments	72,475,000	49,250,000
Other receivables	198,795	135,755
Due from affiliates	5,188	—
Prepaid expenses	491,930	798,090
Total current assets	92,392,471	53,699,417
Property and equipment:
Leasehold improvements	94,609	94,609
Machinery and equipment	854,325	819,472
	948,934	914,081
Less accumulated depreciation and amortization	734,129	653,427
Property and equipment, net	214,805	260,654
Total assets	$92,607,276	$53,960,071
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Capital lease obligation - current	$23,582	$22,298
Accounts payable	5,605,846	1,548,473
Unpaid and accrued research and development expenses	4,211,331	3,201,732
Accrued compensation	1,358,828	2,203,898
Due to affiliates	70,162	34,138
Deferred revenue - current	13,274,708	—
Accrued stock based compensation - current	226,758	—
Total current liabilities	24,771,215	7,010,539

Capital lease obligation - noncurrent	15,027	27,148
Accrued stock-based compensation	7,919,291	3,404,435
Deferred revenue	59,900,215	50,000,000
Total liabilities	92,605,748	60,442,122

Shareholders’ Equity (Deficit):
Preferred stock, par value $0.001 per share.
Authorized 25,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.001 per share. Authorized 150,000,000 shares; issued and outstanding 36,707,064 shares at July 2, 2006 and 36,367,064 shares at January 1, 2006	36,707	36,367
Additional paid-in capital	66,349,374	63,326,824
Accumulated deficit	(66,384,553)	(69,845,242)
Total shareholders’ equity (deficit)	1,528	(6,482,051)
Commitments and contingencies
Total liabilities and shareholders’ equity (deficit)	$92,607,276	$53,960,071

See accompanying notes to consolidated financial statements.

Index

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(Unaudited)		(Unaudited)
Collaboration revenues	$5,497,701	$—	$26,825,077	$—
Operating costs and expenses:
Selling, general, and administrative	5,278,256	1,770,242	13,495,760	4,945,523
Research and development	5,581,996	5,040,996	11,097,909	8,825,211
Depreciation and amortization of property and equipment	39,702	39,636	80,702	74,816
Total operating expenses	10,899,954	6,850,874	24,674,371	13,845,550
Operating income (loss)	(5,402,253)	(6,850,874)	2,150,706	(13,845,550)
Other income (expense):
Interest expense	(1,189)	(1,854)	(2,531)	(1,854)
Interest income	1,150,095	498,294	2,023,411	820,738
Total other income, net	1,148,906	496,440	2,020,880	818,884
Income (loss) before cumulative effect of change in accounting principle	(4,253,347)	(6,354,434)	4,171,586	(13,026,666)
Cumulative effect of a change in accounting principle	—	—	(710,897)	—
Net income (loss)	$(4,253,347)	$(6,354,434)	$3,460,689	$(13,026,666)
Net income (loss) per share:
Basic	$(0.12)	$(0.18)	$0.09	$(0.37)
Diluted	$(0.12)	$(0.18)	$0.09	$(0.37)

See accompanying notes to consolidated financial statements.

Index

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	July 2, 2006	July 3, 2005
Cash flows from operating activities:
Net income (loss)	$3,460,689	$(13,026,666)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	80,702	74,816
Stock-based compensation	1,960,975	93,187
Changes in operating assets and liabilities:
Other receivables	(63,040)	(46,011)
Due from affiliates	(5,188)	—
Prepaid expenses	306,160	6,212
Accounts payable	4,057,373	116,568
Unpaid and accrued research and development expenses	1,009,599	(47,325)
Accrued compensation	(845,070)	(719,036)
Due to affiliates	36,024	(52,432)
Accrued stock-based compensation	4,030,717	279,563
Deferred revenue	23,174,923	50,000,000
Cumulative effect of change in accounting principle	710,897	—
Net cash provided by operating activities	37,914,761	36,678,876
Cash flows from investing activities:
Proceeds from sale of short-term investments	28,075,000	40,350,000
Purchases of short-term investments	(51,300,000)	(79,550,000)
Proceeds from sale of property and equipment	—	91
Purchases of property and equipment	(34,853)	(73,242)
Net cash used in investing activities	(23,259,853)	(39,273,151)
Cash flows from financing activities:
Principal payments on capital lease obligation	(10,837)	(9,286)
Net proceeds from issuances of common stock	1,061,915	579,081
Net cash provided by financing activities	1,051,078	569,795
Net increase (decrease) in cash and cash equivalents	15,705,986	(2,024,480)
Cash and cash equivalents at beginning of period	3,515,572	4,018,556
Cash and cash equivalents at end of period	$19,221,558	$1,994,076
Supplemental cash flow information:
Interest paid	$(2,531)	(1,854)

See accompanying notes to consolidated financial statements

Index

NEW RIVER PHARMACEUTICALS INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and six months ended July 2, 2006 and July 3, 2005
(Unaudited)

(1)	ORGANIZATION AND NATURE OF BUSINESS

Organization

New River Pharmaceuticals Inc. (the Company), a Virginia corporation, was formed in 1996. The Company has a wholly owned subsidiary, Lotus Biochemical (Bermuda) Ltd. (Lotus Bermuda), which exists to hold pharmaceutical intellectual property. While Lotus Bermuda has held such forms of intellectual property in the past, at July 2, 2006, Lotus Bermuda holds no such assets; however, Lotus Bermuda may be used again for such purpose in the future. Alternatively, the Company may decide to dissolve Lotus Bermuda at some time in the future.

Nature of Business

The Company is a specialty pharmaceutical company developing generational improvements of widely prescribed drugs in large and growing markets. Utilizing its proprietary CarrierwaveTM technology, the Company is developing new molecular entities that are derivatives of public domain actives and attempt to address certain deficiencies associated with currently marketed drugs. The products in the Company’s pipeline that are the most advanced in their development are NRP104 and NRP290, which are conditionally bioreversible derivatives (CBDs) of d-amphetamine and hydrocodone, respectively, that are designed to provide overdose protection, less potential for abuse and less potential for addiction while affording comparable efficacy.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New River Pharmaceuticals Inc. and its wholly owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Quarterly Reports on Form 10-Q. Certain disclosures required for complete financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information as of July 2, 2006 and for the three and six months ended July 2, 2006 and July 3, 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to state fairly the financial information set forth herein. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended January 1, 2006, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2006.

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

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds and commercial paper of $2,451,641 and $16,745,093, respectively, at July 2, 2006 and $299,264 and $3,155,253, respectively, at January 1, 2006.

Index

(d)	Short-Term Investments

Short-term investments are classified in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At July 2, 2006 and January 1, 2006, the Company’s short-term investments consisted of $72,475,000 and $49,250,000, respectively, of auction rate municipal bonds which are classified as available-for-sale. The Company records its investment in these securities at cost, which approximates fair market value due to (i) the securities’ variable interest rates, which typically reset every 28 to 35 days, and, (ii) the fact that the Company has the ability to liquidate readily these securities despite the long-term nature of their stated contractual maturities. As a result, the Company had no cumulative gross unrealized gains (losses) from its investments in these securities at July 2, 2006 and January 1, 2006. All income generated from these investments is recorded as interest income.

(e)	Inventories

In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” the costs of producing inventory in the reporting periods prior to the receipt of regulatory approval or clearance are recorded as research and development expense. Because the Company does not currently have any products on the market, nor any products currently approved by the U.S. Food and Drug Administration (FDA) or other regulatory body for production, the Company did not have any inventory at July 2, 2006 and January 1, 2006.

On May 18, 2006, the Company entered into an Active Pharmaceutical Ingredient Supply Agreement (the Supply Agreement) with Organichem Corporation (Organichem) for the non-exclusive manufacture and supply of NRP104 by Organichem for the Company. Under the terms of the Supply Agreement, Organichem is to manufacture validation batches and commercial batches once regulatory approval is obtained. In accordance with the Company’s policy, expenses in connection with validation batches manufactured prior to regulatory approval are recorded as research and development expenses. In order for Organichem to secure necessary quotas of d-amphetamine to manufacture NRP104, the Company had to issue purchase orders to Organichem for commercial production batches and present them to the U.S. Drug Enforcement Administration (DEA). These purchase orders total approximately $3.3 million.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, “Accounting for Uncertainty in Income Taxes”, (FIN 48). FIN 48 clarifies the application of SFAS No. 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet for any part of the benefit of that position to be recognized in a Company’s financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006, with early application permitted if no interim financial statements have been issued. The Company is currently evaluating the impact that adopting FIN 48 will have on its future financial statements.

Index

(g)	Revenue Recognition, Cost of Goods Sold and Sales Returns

Although at July 2, 2006, the Company had no products available for sale, it does anticipate having products available for sale in the future. The Company anticipates that some of its sales will be to wholesalers who have the right to return purchased product. In accordance with SFAS No. 48, “Revenue Recognition When the Right of Return Exists” (SFAS No. 48), until the Company has sufficient sales history to estimate product returns, it will have to defer recognition of revenue on such sales until the products are dispensed through patient prescriptions. Once the Company has obtained sufficient sales history to estimate product returns, under SFAS No. 48, it will be able to recognize revenue on product shipments, net of a reasonable allowance for estimated returns relating to these shipments.

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

Research and development expenses consist of direct costs and indirect costs. Direct research and development costs include salaries and related costs of research and development personnel, and the costs of consultants, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Indirect research and development costs include depreciation and other indirect overhead expenses. The Company believes that regulatory and other uncertainties inherent in the research and development of new products preclude it from capitalizing such costs. This treatment includes up-front and milestone payments made to third parties in connection with research and development collaborations. At July 2, 2006, the Company had research and development commitments with third parties totaling approximately $28,493,000, of which approximately $14,315,000 had not yet been incurred. The commitments are generally cancelable by the Company at any time upon written notice.

(i)	Stock-Based Compensation

Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) and related interpretations, using the modified prospective method. SFAS No. 123(R) requires companies to expense the grant-date fair value of employee equity awards over the vesting period. Using the modified prospective method of adopting SFAS 123(R), the Company began recognizing compensation expense for the remaining unvested portions of stock option and stock appreciation rights (SARs) settled in stock granted prior to January 2, 2006. The Company also has outstanding SARs that are to be settled in cash. In accordance with SFAS 123(R), these instruments are measured at fair value and are recorded as a liability at the end of each reporting period until settled. Upon adoption of SFAS 123(R), the Company recognized a cumulative effect accounting adjustment related to SARs that are to be settled in cash. Prior to the adoption of SFAS 123(R), such awards were accounted for as liabilities based on the intrinsic value of such awards, rather than the fair value, at the end of the reporting period.

Stock-based compensation expense recognized under SFAS 123(R) in the consolidated statements of operations for the three and six-month periods ended July 2, 2006 for all awards was approximately $908,000 and $5,992,000, respectively. The estimated fair value of the Company’s stock option and SAR awards to be settled in Company common stock, less estimated forfeitures, is amortized over the awards’ vesting period on an accelerated basis.

For stock options and SARs to be settled in stock that were granted prior to the adoption of SFAS 123(R), the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to these awards would have been as follows for the three and six-month periods ended July 3, 2005:

Index

	Three months ended July 3, 2005	Six months ended July 3, 2005
Net loss:
As reported	$(6,354,434)	$(13,026,666)
Add stock-based employee compensation expense included in reported net loss, net of related tax effects	88,418	93,188
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(209,564)	(2,135,718)
Pro forma	$(6,475,580)	$(15,069,196)
Net loss per share:
Basic and diluted:
As reported	$(0.18)	$(0.37)
Pro forma	$(0.18)	$(0.42)

The fair value of options and SARs is determined by using the Black-Scholes option pricing model. Expected volatility was based on a combination of historical volatility of the Company’s stock and comparisons to volatilities of common stock of peer group companies. Comparison to peer group companies was necessary because the Company’s common stock has only been publicly traded for a limited time (since August 2004). The expected term for stock options represents the period of time that the options granted are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 107 (SAB 107), which averages an award’s weighted average vesting period and its contractual term for “plain vanilla” share options. The expected term for all SARs is the vesting period. The per share weighted average fair value of stock options granted during the three and six months ended July 2, 2006, was $21.32 and $20.51, respectively, on the date of grant. The per share weighted average fair value of SARs to be settled in common stock granted during the six months ended July 2, 2006 was $18.06 on the date of grant. There were no SARs granted during the three months ended July 2, 2006. For all SARs to be settled in cash, which are classified as liabilities, the per share weighted average fair market value was $14.74 at the end of the reporting period. These weighted averages were determined utilizing the Black-Scholes option pricing model with the following weighted average assumptions:

Expected dividend yield	0%
Risk-free interest rate	4.08% - 5.06%
Expected life of options	5.5 - 6.5 years
Expected life of SARs	1 - 5 years
Expected volatility	50% - 70%

(j)	Net Income (Loss) Per Share

Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the Company. Diluted net (loss) per share does not reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net (loss) of the Company because to do so would be anti-dilutive (see note 7).

Index

(k)	Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three and six months ended July 3, 2005, to place them on a basis comparable to the consolidated financial statements for the three and six months ended July 2, 2006.

(l)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Actual results could differ from management’s estimates.

(3)	COLLABORATION ARRANGEMENT AND OTHER AGREEMENTS

On January 31, 2005, the Company entered into a collaboration agreement with Shire Pharmaceuticals Group plc (Shire) relating to the global commercialization of NRP104 for treatment of attention deficit hyperactivity disorder (ADHD) and other potential indications. On March 31, 2005, the Company and Shire split this agreement into two agreements by entering into a United States Collaboration Agreement and a rest of world (ROW) Territory License Agreement (collectively, the Shire Agreement) to replace the initial collaboration agreement. Shire paid the Company an upfront fee of $50 million on February 11, 2005 and a milestone payment of $50 million on February 6, 2006 as a result of notice from the FDA on January 26, 2006 of its acceptance of the Company’s new drug application (NDA) filing for NRP104. Of the $100 million received to date, up to $50 million remains refundable in the event that regulatory approval for NRP104 is not obtained by certain dates as follows: $25 million on December 31, 2007; an additional $12.5 million on December 31, 2008; and the remaining $12.5 million on December 31, 2009.

The Company evaluated the Shire Agreement in accordance with EITF 00-21 and determined that it was an arrangement with multiple deliverables. The Shire Agreement also provides for additional payments to the Company in the event that certain additional milestones are achieved. These potential payments include an amount of up to $300 million following the first commercial sale of the product, depending on the characteristics of the FDA approved product labeling, and $100 million upon achieving a significant sales target. The maximum amount of upfront and milestone payments under the terms of the Shire Agreement is $505 million. Under the Shire Agreement, the Company will provide product development for three indications for NRP104: pediatric, adult and adolescent. The Company determined that the license and research and development should be combined and considered as a single unit of accounting. Accordingly, the upfront license fee and all milestone payments will be recognized over the estimated product development period. The Company estimated the total proportional effort required for the development of each of these three indications. This proportional revenue model is then applied to all upfront and milestone payments which are no longer subject to contingencies. The Company recognized approximately $5.5 million and $26.8 million of collaboration revenue for the three and six months ended July 2, 2006, respectively, based on this model. The amount recognized during the six months ended July 2, 2006 includes amounts that would have otherwise been recognized in prior periods had such amounts not been fully refundable in certain circumstances at the end of those periods. Consequently, the Company anticipates that revenue recognized based on this model in future periods will be significantly less than amounts recognized during the six months ended July 2, 2006 until FDA approval for NRP104 is obtained.

The Shire Agreement provides the Company, at its option, the right to co-promote NRP104 in the United States (including its territories and possessions). On July 25, 2006, the Company exercised this right. The co-promotion activities of the Company will commence in six months or upon the commercial launch of NRP104, whichever occurs later. In exercising its option to co-promote NRP104, the Company committed to co-promote the product for at least 24 months and to provide 25% of the total details for the product during the 24-month period. The Shire Agreement also provides for profit sharing on U.S. product sales when and if the product is approved by the FDA. Shire will retain 75% of profits, as defined in the Shire Agreement, for the first two years following the launch of the product and the Company and Shire will share the profits equally thereafter. For product sales in the rest of the world, Shire will pay the Company a royalty. The Shire Agreement provides for certain termination rights. Shire may for instance terminate the Shire Agreement at any time prior to receiving regulatory approval in the United States, or within 30 days of receiving the first such regulatory approval. In the latter case, Shire may under some circumstances be entitled to a termination fee of $50 million. In addition, each party may terminate in the event of an uncured, defined material breach by the other party, entitling the non-breaching party the right to purchase the interests of the breaching party. Subject to certain conditions, either party is entitled to terminate in the event that governmental action restricts or prohibits the transactions contemplated by the Shire Agreement under the laws of the United States or European Union.

Index

On June 6, 2005, the Company entered into a development and license agreement with Depomed, Inc. (Depomed) to create pharmaceutical products using Depomed’s patented oral drug delivery technology with the Company’s proprietary drug compounds. Under terms of the agreement, the Company may acquire worldwide rights to use Depomed's Gastric Retention oral drug delivery technology in up to three of the Company’s proprietary compounds. Once a compound is named and entered into development, Depomed will perform feasibility studies through an initial Phase I trial. In return, the Company will reimburse Depomed on a cost-plus basis for expenses as defined in each project budget. Once preclinical and Phase I testing is completed, the Company may exercise an option to license each product candidate and advance the product into additional clinical trials. At that time, the Company will make an initial milestone payment, with additional milestone payments for each product candidate at later stages of product development. Upon ultimate commercialization of product candidates developed under this agreement, the Company will pay Depomed royalties on net sales of each product. Through July 2, 2006, the Company had incurred no development costs under this agreement.

On June 29, 2005, the Company entered into a letter agreement with Optimer Pharmaceuticals, Inc. (Optimer) for the development of one or more proprietary pharmaceutical products comprising carbohydrate conjugates of iron for administration by injection using Optimer’s proprietary carbohydrate synthesis technology. Under the letter agreement, Optimer is responsible for synthesizing and characterizing compounds for testing.  Optimer commenced work on this project during the third quarter of 2005, and the Company is responsible for reimbursing Optimer for such work at a full time equivalent (FTE) consistent with current industry standards.  The Company incurred approximately $39,000 and $226,000 of expenses under this agreement during the three and six months ended July 2, 2006, respectively. The Company will be responsible for conducting all preclinical and clinical testing on any such compounds.

On July 8, 2005, the Company entered into an exclusive licensing agreement with the Ernest Gallo Clinic Research Center at the University of California San Francisco to investigate a new approach toward improving the use of opioid analgesics in the treatment of pain by reducing the development of tolerance. Under the agreement, the Company paid a licensing fee of $100,000 and will pay an annual license maintenance fee, potential milestones and royalty payments in exchange for an exclusive license to pursue the commercial development of the technology for the treatment of pain. The Company refers to this as its NRP388 program. The Company anticipates filing an IND on NRP388 following finalization of its Chemistry, Manufacturing and Controls strategy.

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

Effective June 30, 2004, the Company entered into an agreement (the Innovative Technologies Agreement) with Innovative Technologies, L.L.C. (Innovative Technologies) that effectively amended the Company’s obligation in its entirety under previous existing agreements with Innovative Technologies. The previous agreements were executed in connection with the Company’s acquisition of certain of its intellectual property from Innovative Technologies in prior years. The Innovative Technologies Agreement provides for an upfront fee of $200,000, which was paid on July 1, 2004, and a 1% royalty on net sales (as defined in the Innovative Technologies Agreement) for a period of 10 years for up to a total of $1,000,000, whichever comes first. No royalties have been paid under this agreement through July 2, 2006.

Index

(6)	RELATED PARTY TRANSACTIONS

The Company has a lease agreement with Third Security, LLC, (Third Security) an entity controlled by the Company’s current Chairman, President, and Chief Executive Officer, Randal J. Kirk, for certain executive and administrative office space for an initial period of 24 months. The current monthly rental is $6,488. The Company also has an administrative services agreement with Third Security, pursuant to which Third Security provides certain administrative services for a fee. The monthly fee is based on an hourly billing rate for each individual who provides services multiplied by the number of hours of services performed by such individual. The initial term of the agreement is for 24 months and may be terminated upon written notice at any time by the Company. The Company recognized approximately $87,000 and $179,000 of expense under the administrative services and lease agreements for the three and six months ended July 2, 2006 and approximately $85,000 and $250,000 for the three and six months ended July 3, 2005, respectively. The unpaid portion of these amounts is included in Due to Affiliates in the accompanying consolidated balance sheets as of July 2, 2006 and January 1, 2006.

(7)	NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

	Net income (loss) (numerator)	Shares (denominator)	Per share amount
Three month period ended July 3, 2005:
Basic net income (loss) per share	$(6,354,434)	35,819,712	$(0.18)
Effect of dilutive stock options and SARs	—	—
Diluted net income (loss) per share	$(6,354,434)	35,819,712	$(0.18)
Three month period ended July 2, 2006:
Basic net income (loss) per share	$(4,253,347)	36,666,624	$(0.12)
Effect of dilutive stock options and SARs	—	—
Diluted net income (loss) per share	$(4,253,347)	36,666,624	$(0.12)
Six month period ended July 3, 2005:
Basic net income (loss) per share	$(13,026,666)	35,698,798	$(0.37)
Effect of dilutive stock options and SARs	—	—
Diluted net income (loss) per share	$(13,026,666)	35,698,798	$(0.37)
Six month period ended July 2, 2006:
Basic net income (loss) per share	$3,460,689	36,563,479	$0.09
Effect of dilutive stock options and SARs	—	895,186
Diluted net income (loss) per share	$3,460,689	37,458,665	$0.09

For the three and six months ended July 3, 2005 and for the three months ended July 2, 2006, the total number of potential shares of common stock to be issued pursuant to the exercise of stock options and SARs would dilute net loss per share. Therefore, these potential shares were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive. For the six months ended July 2, 2006, the total number of potential shares of common stock to be issued pursuant to the exercise of stock options and SARs that are anti-dilutive was 268,000. Therefore, these potential shares were not included in the computation of diluted net income per share.

Index

(8)	STOCK-BASED COMPENSATION

Effective June 25, 2004 the Company’s Board of Directors (the Board) approved the 2004 Incentive Compensation Plan (the Plan), subject to approval by the Company’s shareholders. Effective July 2, 2004, the Company’s shareholders approved the Plan. The Plan was effective upon the completion of the Company’s initial public offering on August 10, 2004. The Plan permits the award of options (both incentive stock options and nonqualified options), SARs, stock awards and incentive awards to eligible persons. Eligible persons include employees, employees of affiliates, any person who provides services to the Company or to an affiliate, members of the Board and members of the board of directors of an affiliate. The Plan amends and restates the Company’s prior Employee Stock Option Plan (the Prior Plan), which permitted the grant of options to employees, directors and consultants. The Plan also replaces the former Stock Appreciation Rights Plan, which permitted the grant of stock appreciation rights, which are awards with a value based on appreciation in the common stock of the Company. Options granted under the Prior Plan remain subject to the terms of that plan. The terms of the Prior Plan are substantially similar to the terms of the Plan, except that, under the Plan, SARs, stock awards and incentive awards (payable in cash or shares) may be granted in addition to options. The maximum aggregate number of shares of common stock that may be issued under the Plan, including shares issued upon the exercise of options granted under the Prior Plan, is 3,240,000 shares, but no more than 1,620,000 shares of common stock may be issued as stock awards. The term of each stock option issued under the Plan is fixed, but no option shall be exercisable more than 10 years after the date the option is granted. Certain options granted under the Plan are exercisable at the date of grant. All other options vest in accordance with the vesting schedule established by the Compensation Committee of the Board at the time such options are granted.

Stock option activity for the six months ended July 2, 2006, was as follows:

	Number of shares	Weighted average exercise price
Balance at January 1, 2006	1,216,836	6.50
Granted	175,000	31.70
Exercised	(340,000)	1.92
Expired or Forfeited	(40,000)	29.59
Balance at July 2, 2006	1,011,836	11.49

At July 2, 2006, the number, weighted-average exercise price and weighted-average remaining contractual life of outstanding options and the number and weighted-average exercise price of options currently exercisable are as follows :

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted-average exercise price	Remaining contractual life (in years)	Number of options	Weighted-average exercise price
$1.25 - $1.29	208,301	$1.27	5.69	131,626	$1.29
$3.33- $4.00	360,867	$3.91	7.62	147,535	$3.77
$7.11-11.60	164,668	$11.47	8.72	160,000	$11.60
$22.87 - $24.53	143,000	$22.98	9.28	-	$-
$29.59 - $33.55	135,000	$32.32	9.61	-	$-

Aggregate intrinsic value of options outstanding and options exercisable at July 2, 2006 was approximately $17.1 million and $9.9 million, respectively. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $28.50 as of June 30, 2006, and the exercise price multiplied by the number of options outstanding. The aggregate intrinsic value of stock options exercised during the three and six months ended July 2, 2006 was $1,878,734 and $9,268,325, respectively.

As of July 2, 2006, there was approximately $3.7 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of approximately 19.6 months.

Index

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

The Company has established an objective formula that takes into consideration the Company’s financial position and historical operating cash requirements that must be met as a condition of exercise for the SARs payable in cash. The Company reviews the likelihood of meeting the condition established by the formula when assessing the accounting treatment for the SARs payable in cash. Currently, the Company’s assessment is that it is probable that the condition to exercise established by the formula will be met, and therefore, the Company has accrued the projected obligation for these SARs. In the event that the Company deems the likelihood of meeting the condition to exercise established by the formula to be remote, then it would no longer continue to accrue the projected obligation for the SARs payable in cash. The Company recognized total stock-based compensation expense (credit) of $(90,000) and $4,030,000 related to the SARs to be settled in cash during the three and six months ended July 2, 2006, respectively and $301,000 and $567,000 related to SARs to be settled in common stock during the three and six months ended July 2, 2006, respectively,.

Aggregate intrinsic value of outstanding SARs to be settled in cash and in common stock at July 2, 2006 was $15,815,250 and $5,271,750, respectively. No SARs were vested as of July 2, 2006.

As of July 2, 2006, there was approximately $13.0 million and $4.3 million of total unrecognized compensation cost related to SARs to be settled in cash and in common stock, respectively. These costs are expected to be recognized over weighted-average periods of approximately 21.8 and 44.3 months, respectively.

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

(10)	STOCK SPLIT

On December 20, 2005, the Board approved a two-for-one split of the Company’s common stock, to be effected in the form of a stock dividend. Each shareholder of record at the close of business on December 30, 2005, was issued one additional share of common stock for each issued and outstanding share owned as of that date. The distribution was made on January 12, 2006, and the common stock commenced trading on a post-split basis effective January 13, 2006. All references in the consolidated financial statements to shares of common stock, common stock options, common stock prices and per common share amounts have been adjusted retroactively for all periods presented to reflect this two-for-one split.

Index

(11)	SUBSEQUENT EVENT

On July 19, 2006, the Company entered into a purchase agreement (the Purchase Agreement) under which it agreed to sell $125.0 million aggregate principal amount of its 3.50% Convertible Subordinated Notes due 2013 (the Initial Notes) to Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and W.R. Hambrecht + Co., LLC (collectively, the Initial Purchasers). The Company also granted the Initial Purchasers an option to purchase up to an additional $18.75 million aggregate principal amount of the Notes to cover over-allotments, if any. On July 24, 2006, the Initial Purchasers exercised in part their over-allotment option and purchased an additional $10.0 million aggregate principal amount of the notes (the Option Notes and together with the Initial Notes, the Notes). The net proceeds from the offering (including the proceeds from the exercise of $10.0 million of the over-allotment option), after deducting the Initial Purchasers’ discount of $4.05 million and the estimated offering expenses payable by the Company were approximately $130.6 million.

The closing of the sale of the Notes (including the additional $10.0 million of Notes for the partial exercise of the over-allotment option) occurred on July 25, 2006. The Notes and the shares of the Company’s common stock issuable in certain circumstances upon conversion of the Notes, as described below and as more fully set forth in the Indenture (as defined below), have not been registered under the Securities Act of 1933, as amended (the Securities Act). The Company offered and sold the Notes to the Initial Purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The Initial Purchasers then sold the Notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The Company relied on these exemptions from registration based in part on representations made by the Initial Purchasers in the Purchase Agreement.

The Notes are governed by an indenture, dated as of July 25, 2006 (the Indenture), between the Company and Wilmington Trust Company, as trustee.

The Notes will be convertible only under certain circumstances, as described below, at an initial conversion rate of 29.0803 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $34.39 per share), subject to adjustment. Upon conversion of a Note, in lieu of shares of common stock, a holder will receive cash in an amount equal to the lesser of $1,000 and the conversion value of the Note (determined in accordance with the terms of the Indenture) and, if the conversion value is greater than $1,000, payment of the excess value, at the Company’s option, in the form of cash, shares of common stock or a combination of cash and common stock. Holders may convert their Notes prior to the close of business on the business day before the final maturity date based on the applicable conversion rate only under the following circumstances: (1) during any calendar quarter beginning after October 1, 2006 (and only during such calendar quarter), if the closing price of the common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the applicable conversion price per share, which is $1,000 divided by the then applicable conversion rate; (2) during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each day of that period was less than 98% of the product of the closing price of the common stock for each day in that period and the conversion rate per $1,000 principal amount of Notes; (3) if specified distributions to holders of the common stock are made or specified corporate transactions occur, in each case as set forth in the Indenture; (4) if a fundamental change occurs (a “fundamental change” will be deemed to have occurred upon a change of control or a termination of trading, each as defined in the Indenture); or (5) during the one month period from, and including, July 1, 2013 to, but excluding, the maturity date. In the event of a fundamental change as specified in the Indenture, the Company will increase the conversion rate as to Notes converted in connection with the fundamental change as described in the Indenture.

The holders of the Notes who convert their Notes in connection with a fundamental change (as defined in the Indenture) may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, if a fundamental change occurs, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

Index

The Notes will bear interest at a rate of 3.50% per year, payable semiannually in arrears in cash on February 1 and August 1 of each year, beginning on February 1, 2007. The Notes will mature on August 1, 2013.

The Notes are the Company’s direct, unsecured, subordinated obligations, will rank junior in right of payment to all of the Company’s existing and future senior indebtedness and are effectively junior to any existing and future indebtedness and other liabilities, including trade payables, of the Company’s existing subsidiary and future subsidiaries.

In connection with the closing of the sale of the Notes, on July 25, 2006, the Company entered into a registration rights agreement with the Initial Purchasers (the Registration Rights Agreement). Under the Registration Rights Agreement, the Company has agreed, for the benefit of the holders of the Notes, to file a shelf registration statement with respect to the resale of the Notes and the shares of common stock issuable upon conversion of the Notes no later than 120 days after the original issuance of the Notes and to use its commercially reasonable efforts to cause such shelf registration statement to become effective as promptly as practicable, but in no event later than 210 days after the original issuance of the Notes. The Company also has agreed to use its commercially reasonable efforts to keep the shelf registration statement continuously effective until the earliest of (1) the sale pursuant to the shelf registration statement of the Notes and all of the shares of common stock issuable upon conversion of the Notes, (2) the expiration of the holding period applicable to such securities held by non-affiliates under Rule 144(k) under the Securities Act or any successor provision, subject to certain permitted exceptions, and (3) the date that is two years from the original issuance of the Notes, subject to certain exceptions set forth in the Registration Rights Agreement. Additional interest will accrue on the Notes (i) if the shelf registration statement has not been filed with the SEC within 120 days after the original issuance of the Notes, (ii) if the shelf registration statement has not become effective within 210 days after the earliest date of the original issuance of any of the Notes, (iii) if the shelf registration statement shall cease to be effective or fail to be usable without being succeeded within seven business days by a post-effective amendment or a report filed with the SEC pursuant to the Exchange Act of 1934, as amended, that cures the failure of the shelf registration statement to be effective or usable, or (iv) the use of the prospectus included in the shelf registration statement has been suspended for longer than the permitted period, subject to certain exceptions and limitations as set forth in the Registration Rights Agreement. If a holder has converted some or all of its Notes into common stock, the holder will not be entitled to receive any additional interest with respect to such common stock or the principal amount of the Notes converted.

In connection with the sale of the Notes, the Company entered into a prepaid forward purchase contract (the “Forward Purchase Contract”) with an affiliate of Merrill Lynch & Co. (the “Dealer”). Pursuant to the Forward Purchase Contract, and or through one or more block-trades with affiliates of the Dealer, the Company repurchased contemporaneously with the sale of the Notes, an aggregate of $41.0 million of shares of common stock from the dealer (1,490,367 shares of its common stock at $27.51, the last quoted sale price of the Company’s common stock on July 19, 2006). Additionally, the Company’s Board of Directors authorized a stock repurchase program whereby management may direct the repurchase of up to $10 million in common stock. There have been no repurchases under this program.

In connection with the sale of the Notes, the Company also entered into convertible note hedge transactions with respect to its common stock (the “Purchased Call Options”) with the Dealer. The Purchased Call Options cover, subject to customary anti-dilution adjustments, 3,925,845 shares of common stock at strike prices which correspond to the initial conversion prices of the Notes. The Company used $42,660,000 of the proceeds from the sale of the Notes to purchase the Purchased Call Options. The net cost of the convertible note hedge will be recorded in shareholders’ equity.

The Company also entered into separate warrant transactions whereby the Company has sold to the Dealer warrants to acquire, subject to customary anti-dilution adjustments, 3,925,845 shares of common stock (the Sold Warrants). The Company offered and sold the Sold Warrants to the Dealer in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The Sold Warrants will be exercisable following maturity of the Notes and have a strike price of $41.27 and expire in October and November 2013. The Company received aggregate proceeds of $28,890,000 from the sale of the Sold Warrants. The net proceeds from the warrants will be recorded in shareholders’ equity.

Index

The Forward Purchase Contract, Purchased Call Options and Sold Warrants are separate contracts entered into by the Company with the Dealer, are not part of the terms of the Notes and will not affect the holders’ rights under the Notes. The Purchased Call Options are expected to offset the potential dilution upon conversion of the Notes in the event that the market value per share of the common stock at the time of exercise is greater than the strike price of the Purchased Call Options, which correspond to the initial conversion price of the Notes and are simultaneously subject to certain customary adjustments.

If the market value per share of the common stock at the time of conversion of the Notes is above the strike price of the applicable Purchased Call Options, the Purchased Call Options entitle the Company to receive from the Dealer net shares of common stock, cash or a combination of shares of common stock and cash, depending on the consideration paid on the underlying Notes, based on the excess of the then current market price of the common stock over the strike price of the Purchased Call Options. Additionally, if the market price of the common stock at the time of exercise of the applicable Sold Warrants exceeds the strike price of the Sold Warrants, the Company will owe the Dealer net shares of common stock or cash, not offset by the Purchased Call Options, in an amount based on the excess of the then current market price of the common stock over the strike price of the applicable Sold Warrants.

On August 7, 2006, the Company received notice of exercise from the Initial Purchasers of the exercise of their option to purchase an additional $2.75 million aggregate principle amoount of notes pursuant to the over-allotment option granted to them in the Purchase Agreement. The Company also intends to enter into hedging transactions in connection with the issuance of these notes on a basis similar to those entered into upon issuance of the Notes. Closing of this sale is expected to occur on August 10, 2006. The Initial Purchaser's remaining option to purchase up to an additional $6,000,000 aggregate principal amount of the Notes to cover over-allotments expired unexercised on August 7, 2006.

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

Information Regarding Forward-Looking Statements

The following discussion contains forward-looking statements. All statements, other than statements of historical facts, included in the following discussion regarding our strategy, future operations, future financial position, future revenues, future costs, prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the ability to execute successfully the collaboration with Shire within a reasonable timeframe or at all;

•	the progress of our product development programs;

•	the status of our preclinical and clinical development of potential drugs;

•	the likely success of our drug products in clinical trials and the regulatory approval process, particularly whether and under what circumstances any of our drug products will be approved by the FDA;

Index

•	our estimates for future revenues and profitability;

•	our estimates regarding our capital requirements and our needs for additional financing;

•	the likely scheduling and labeling of product candidates;

•	our ability to attract partners with acceptable development, regulatory and commercialization expertise on favorable terms;

•
the likelihood of regulatory approval under the Federal Food, Drug and Cosmetic Act without having to conduct long and costly trials to generate all of the data often required in connection with a traditional new chemical entity;

•	the ability to develop, manufacture, launch and market any of our drug candidates;

•	our ability to develop safer and improved versions of widely-prescribed drugs using our Carrierwave technology;

•	the expected benefits of our Carrierwave technology such as abuse resistance and decreased toxicity;

•	our success in developing our own sales and marketing capabilities for lead product candidate, NRP104; and

•	our ability to obtain favorable patent claims.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements as our actual results may differ materially from those anticipated in these forward-looking statements. We discuss many of these risks in greater detail in Item 1A under the heading “Risk Factors” in Part II of this Quarterly Report on Form 10Q for the quarter ended July 2, 2006. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not intend to update any of these factors or to announce publicly the results of any revisions to any of its forward-looking statements, other than as required under the federal securities laws.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview

We are a specialty pharmaceutical company developing generational improvements of widely prescribed drugs in large and growing markets. Utilizing our proprietary Carrierwave technology, we are developing new molecular entities that are derivatives of public domain actives and attempt to address certain deficiencies associated with currently marketed drugs. The products in our pipeline that are the most advanced in their development are NRP104 and NRP290, which are conditionally bioreversible derivatives (CBDs) of d-amphetamine and hydrocodone, respectively, that are designed to provide overdose protection, less potential for abuse and less potential for addiction while affording comparable efficacy. We believe that we are the first company with a viable product in the pipeline attempting to address both the potential abuse and the potential overdose risk associated with currently marketed amphetamines and opioids.

All of our drug candidates developed to date using our proprietary Carrierwave technology are small molecules designed for oral delivery. Each consists of an active pharmaceutical ingredient, like amphetamine or an opioid, attached to an adjuvant. Our adjuvants are comprised of various substances such as peptides, amino acids, lipids and nucleic acids. We refer to our products as CBDs because (i) they are derivatives of underlying active agents, (ii) our preclinical and clinical tests to date indicate that it would be impractical to use them except when taken as directed, and (iii) our preclinical tests to date indicate that at doses above the therapeutic window there is dose attenuation. As such, we believe that our CBDs are eligible for composition of matter patent claims, despite the fact that the drugs on which the CBDs are based are known. We believe that the breakdown of the active from the adjuvant occurs at specifically targeted sites of enzymatic activity in the body. In the case of our current Carrierwave compounds, the site of enzymatic activity is primarily in the gastrointestinal tract. At the target site, enzymes hydrolyze or cleave the adjuvant from the active pharmaceutical ingredient, releasing the active pharmaceutical ingredient into circulation. Consequently, we believe that our technology may reduce the extent of abuse and prevent overdosing.

Index

NRP104, our most advanced compound, is a CBD of d-amphetamine, a stimulant widely used to treat ADHD. ADHD is a well-studied childhood psychiatric disorder that has been recently recognized in adults as well. ADHD interferes with an individual’s ability to regulate activity level and behavior and to sustain focus on tasks in developmentally appropriate ways. The FDA notified us on January 26, 2006 that it had accepted our NDA for NRP104. Based on FDA review-time goals applicable to this filing, we anticipate potential approval of NRP104 for the treatment of ADHD in pediatric populations (ages 6 through 12) in the second half of 2006.

We have developed NRP104 capsules in a range of doses (30 to 70 mg) for the treatment of ADHD in pediatric population and are developing NRP104 for the adult and adolescent populations. In May 2006, we initiated a pivotal phase 3 clinical trial for NRP104 for the treatment of ADHD in adult populations. The drug substance in NRP104 capsules is lisdexamfetamine as the dimesylate salt, a new chemical entity. NRP104 exerts its pharmacological activity solely through biotransformation of lisdexamfetamine to d amphetamine, which occurs primarily when taken orally. Currently, the drug substance (lisdexamfetamine) is not scheduled. Based on discussions with the Review Division and the Controlled Substance Staff (CSS), we have conducted a series of clinical and non-clinical abuse liability studies on lisdexamfetamine and NRP104. The results of the studies show that NRP104 has a potential for abuse and that abuse of NRP104 may lead to a limited degree of physical or psychological dependence. There are a number of critical and significant differences between lisdexamfetamine and d-amphetamine across a wide range of properties affecting its relative abuse and dependence potentials. These differences indicate that the substance lisdexamfetamine and the drug product NRP104 do not have a high abuse potential and further that abuse of lisdexamfetamine / NRP104 will not lead to severe psychological or physical dependence, criteria for Schedule II control. Further, we believe that an abuse liability study comparing NRP104 with d-amphetamine and diethylpropion, a Schedule IV substance, in healthy adult volunteers with histories of stimulant abuse, supports the findings that NRP104 has abuse and dependence potentials consistent with those required for Schedule IV.

Under the terms of our collaboration agreement with Shire, we, at our option, have the right to co-promote NRP104 in the United States (including its territories and possessions). On July 25, 2006, we exercised this right. Our co-promotion activities will commence in six months or upon the commercial launch of NRP104, whichever occurs later. In exercising this option to co-promote NRP104, we are committed to co-promote the product for at least 24 months and to provide 25% of the total details for the product during the 24-month period.

NRP290, our second most advanced compound, is a CBD of hydrocodone, an opioid widely used in combination with other non-opioid analgesics to treat acute pain. On June 28, 2005, we announced the submission of an investigational new drug application (IND) to the FDA for NRP290. The IND became effective for studies of NRP290 in July 2005. Acute pain usually lasts for a short time, typically not more than a month. Treatment for acute pain may consist of non-opioid analgesics and non-steroidal anti-inflammatory drugs. In more severe cases of acute pain, opioids, such as Lortab, Vicodin and Vicoprofen and Demerol, are commonly prescribed. While opioids are the most effective drugs available for treating pain, concerns about their potential for abuse and addiction have resulted in most opioids being classified as Schedule II (e.g., oxycodone, hydrocodone, codeine) or Schedule III (e.g., oxycodone and hydrocodone combination products) drugs by the DEA, making their use subject to more stringent restrictions and controls than more favorably scheduled and unscheduled drugs. Repeated administration of opioids, including hydrocodone, can create physical and psychological dependence as well as increased tolerance, and opioids generally carry the potential for abuse and overdose. Overdose can result in respiratory depression, coma, hypotension, cardiac arrest and death. Current formulations of some opiate drugs are often abused as crushing or solubilizing creates a rapidly available, large dose of active substance that can be ingested, inhaled or injected. We have completed two pharmacokinetic clinical studies for NRP290, the results of which showed comparable bioavailability and the absence of intact NRP290 conjugates in the bloodstream and we have scheduled an End of Phase II Meeting with the FDA with respect to NRP290 during the fourth quarter of 2006.

Index

Under our NRP409 program, our Carrierwave triiodothyronine (T3) hormone is being developed as a replacement or supplemental therapy in patients with primary hypothyroidism and other indications. We hope that by reducing the variability of the hormone’s availability, while reducing the safety risk associated with other T3 based therapies, NRP409 will mark the first significant improvement in thyroid hormone replacement therapy (HRT) in approximately half a century. We filed an IND for NRP409 on June 29, 2006. We expect to begin enrollment in clinical studies of NRP409 by the third quarter of 2006. We anticipate that NRP409 should warrant a relatively abbreviated development pathway and hope to file an NDA by the end of 2007. While the U.S. market for thyroid HRTs is significant, the field of endocrinology is concentrated enough that we expect to be able to commercialize and market NRP409 without a partner.

Under our NRP388 program, we entered into an exclusive licensing agreement with the Ernest Gallo Clinic Research Center at the University of California San Francisco to investigate a new approach toward improving the use of opioid analgesics in the treatment of pain by reducing the development of tolerance. We anticipate filing the IND on NRP388 following finalization of our Chemistry, Manufacturing and Control strategy.

In July 2006, we issued $135,000,000 principal amount of Notes due in 2013 in a private placement pursuant to Rule 144A. The aggregate principal amount of the Notes sold reflects a partial exercise by the Initial Purchasers of their option to purchase additional Notes to cover over-allotments. The Notes will bear interest at the rate of 3.5% per year. Interest will be payable in cash semiannually in arrears on February 1 and August 1 of each year, beginning February 1, 2007. Concurrent with the issuance of the Notes, we purchased convertible note hedges in private transactions at a cost of $42,660,000 to cover, subject to customary anti-dilution adjustments, 3,925,845 shares of our common stock at strike prices that correspond to the initial conversion prices of the Notes. We also sold warrants in private transactions and received net proceeds of $28,890,000 to acquire 3,925,845 shares of our common stock, subject to customary anti-dilution adjustments. Contemporaneously with the closing of the sale of the Notes, a portion of the net proceeds from the Notes issuances and the proceeds of the warrant transactions were used to repurchase $41 million or 1,490,367 shares of our common stock under a prepaid forward purchase agreement. Additionally, our Board authorized a stock repurchase program whereby management may direct the repurchase of up to $10 million in common stock. On August 7, 2006, we received notice from the Initial Purchasers of the exercise of their option to purchase an additional $2.75 million aggregate principal amount of notes pursuant to the over-allotment option granted to them in the Purchase Agreement. We intend to enter into hedging transactions in connection with the issuance of these notes on a basis similar to those entered into upon the issuance of the Notes. Closing of this sale is expected to occur on August 10, 2006.

Throughout our history, we have incurred significant losses. We may incur additional losses for our fiscal year ending December 31, 2006. As of July 2, 2006, we had an accumulated deficit of approximately $66.4 million.

Revenues. If our development efforts result in clinical success, regulatory approval and successful commercialization of our products, we could generate revenues from sales of our products. If, as an alternative to commercializing a particular product, we enter into license agreements or other collaboration arrangements with corporate partners, such as our collaboration with Shire, we could recognize revenue from license fees, milestone payments, profit sharing, or royalties from product sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of legal costs associated with patent filings, board of director fees, insurance expense, personnel and benefits costs, stock-based compensation costs, costs associated with completing the collaboration agreements with Shire, shared marketing expenses under our collaboration agreements with Shire, and fees charged to us by an affiliate, Third Security, for services provided to us under an administrative services agreement. Administrative services that Third Security is providing under the administrative services agreement include support for taxation, legal, information technology, and market research functions as well as other miscellaneous services that we may need from time to time.

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

The following table summarizes, from inception and for the three and six month periods ended July 2, 2006, the total external development costs associated with (i) our Carrierwave technology and our earlier related iodothyronine technology, all of which costs are included in the Carrierwave line item in the table below as historically we made no efforts to separate such costs, (ii) each of our current lead product candidates and (iii) other preclinical development.

	Three months ended July 2, 2006	Six months ended July 2, 2006	Inception to July 2, 2006
NRP104	$3,404	$6,334	$26,113
NRP290	120	214	2,153
Other preclinical development	391	958	1,917
Carrierwave/thyroid	—	—	5,488
Total	$3,915	$7,506	$35,671

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

Index

Other Income (Expense). Other income (expense) primarily consists of interest income and interest expense. Interest income consists of interest earned on cash and cash equivalents and short-term investments. Interest expense consists of interest on capital lease obligations.

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

Three Months Ended July 2, 2006 Compared to Three Months Ended July 3, 2005

Revenues. During the three months ended July 2, 2006, we recognized approximately $5,498,000 of revenue from our collaboration agreements with Shire. Such amount represents the proportional revenue recognition of certain non-refundable payments received over the related performance period of the deliverables under the collaboration agreements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3,508,000, or 198%, to $5,278,000 for the three months ended July 2, 2006 from $1,770,000 for the three months ended July 3, 2005. This increase was primarily attributed to approximately $2,751,000 of shared marketing expenses with Shire in accordance with the collaboration agreements, an increase of approximately $356,000 in salaries and bonus accruals due to the addition of employees and annual salary increases, and an increase in stock-based compensation expense of $345,000, primarily associated with the adoption of SFAS 123(R). Stock-based compensation expense for the three months ended July 2, 2006 was $627,000 and represents the cost related to stock options and SARs granted to certain executives and management personnel that is being recognized over the vesting period of such options and SARs.

Research and Development Expenses. Research and development expenses increased $541,000, or 10.7%, to $5,582,000 for the three months ended July 2, 2006 from $5,041,000 for the three months ended July 3, 2005. Increases in salaries and related fringe benefit costs, bonus accruals and stock-based compensation primarily accounted for this increase. Salaries and related fringe benefit costs and bonus accruals increased by approximately $510,000 due to the addition of research and development personnel and annual salary increases. Stock-based compensation increased approximately $209,000 and is associated with the adoption of SFAS 123(R). Stock-based compensation expense for the three months ended July 2, 2006 was $280,000 and represents the cost related to SARs and options granted to research and development personnel that is being recognized over the vesting period of such SARs and options. These increases were partially offset by a decrease in external development costs of approximately $259,000. The decrease is due to the Phase 3 clinical trials for the pediatric indication of NRP104 coming to an end and the beginning of the adult indication studies.

Index

The following table shows the aggregate changes in our research and development expenses.

	Three Months Ended
Research and development expenses	July 2, 2006	July 3, 2005
	(in thousands)
Direct project costs:
Personnel, benefits and related costs	$1,250	$531
Consultants, supplies, materials and other direct costs	287	222
External development costs	3,915	4,174
Total direct costs	5,452	4,927
Indirect costs	130	114
Total	$5,582	$5,041

Other Income. For the three months ended July 2, 2006, other income included approximately $1,150,000 of interest income earned primarily from investing the proceeds received pursuant to the collaboration agreements with Shire. Other income for the three months ended July 3, 2005 included approximately $498,000 of interest income earned primarily from investing the proceeds from our initial public offering and the initial upfront payment from Shire pursuant to the collaboration agreements.

Six Months Ended July 2, 2006 Compared to Six Months Ended July 3, 2005

Revenues. During the six months ended July 2, 2006, we recognized approximately $26,825,000 of revenue from our collaboration agreements with Shire. Such amount represents the proportional revenue recognition of certain non-refundable payments received over the related performance period of the deliverables under the collaboration agreements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8,550,000, or 173%, to $13,496,000 for the six months ended July 2, 2006 from $4,946,000 for the six months ended July 3, 2005. This increase was primarily attributed to an increase of approximately $4,461,000 of shared marketing expenses with Shire under the collaboration agreements, an increase of approximately $635,000 in salaries and bonus accruals due to the addition of employees and annual salary increases, and an increase in stock-based compensation expense of $4,487,000, primarily associated with the adoption of SFAS 123(R). Stock-based compensation expense for the six months ended July 2, 2006, was $4,785,000 and represents the cost related to stock options and SARs granted to certain executives and management personnel that is being recognized over the vesting period of such options and SARs. These increases were partially offset by a $1,500,000 fee incurred and paid to an investment banking firm during the six months ended July 3, 2005 for managing the process through which we were able to evaluate various partnering alternatives prior to successful completion of our collaboration agreements with Shire.

Research and Development Expenses. Research and development expenses increased $2,273,000, or 25.8%, to $11,098,000 for the six months ended July 2, 2006 from $8,825,000 for the six months ended July 3, 2005. Increases in salaries and related fringe benefit costs, bonus accruals, stock-based compensation and external development expenses primarily accounted for this increase. Salaries and related fringe benefit costs and bonus accruals increased by approximately $797,000 due to the addition of research and development personnel and annual salary increases. Stock-based compensation increased approximately $1,132,000 and is associated with the adoption of SFAS 123(R). Stock-based compensation expense for the six months ended July 2, 2006 was $1,207,000 and represents the cost related to SARs and options granted to research and development personnel that is being recognized over the vesting period of such SARs and options. External development increased $421,000 and is related to the start-up of clinical trials for the adult indication for NRP104.

Index

The following table shows the aggregate changes in our research and development expenses.

	Six Months Ended
Research and development expenses	July 2, 2006	July 3, 2005
	(in thousands)
Direct project costs:
Personnel, benefits and related costs	$2,932	$1,002
Consultants, supplies, materials and other direct costs	432	476
External development costs	7,506	7,085
Total direct costs	10,870	8,563
Indirect costs	228	262
Total	$11,098	$8,825

Other Income. For the six months ended July 2, 2006, other income included approximately $2,023,000 of interest income earned primarily from investing the proceeds received pursuant to the collaboration agreements with Shire. Other income for the six months ended July 3, 2005 included approximately $821,000 of interest income earned primarily from investing the proceeds from our initial public offering and the initial upfront payment from Shire pursuant to the collaboration agreements.

Liquidity and Capital Resources

Our operations from 2001 through July 2, 2006, have been funded primarily from proceeds of approximately $17,282,000 raised from various private placements of our common stock, $33,600,000 of gross proceeds from the initial public offering of our common stock on August 10, 2004, and $50,000,000 received on each of February 11, 2005 and February 6, 2006 in accordance with the terms of our collaboration agreements with Shire, as follows:

Fiscal year	Number of shares (1)		Price per share(1)	Gross Proceeds
2001	300,000		$3.33	$1,000,000
2002	2,245,000		1.25	2,806,250
2002	4,077,720	(2)	1.25	5,097,151
2003	2,823,200		1.25	3,529,000
2004	1,940,000		2.50	4,850,000
2004 - Initial public offering	8,400,000		4.00	33,600,000
2005 - Shire collaboration	—		—	50,000,000
2006 - Shire collaboration	—		—	50,000,000
	19,785,920			$150,882,401
____________
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

At July 2, 2006, we had cash and cash equivalents of $19,222,000 compared to $3,516,000 at January 1, 2006. Our cash equivalents are highly liquid investments in money market funds and commercial paper. We maintain cash balances with financial institutions in excess of insured limits. We also maintained short-term investments of $72,475,000 and $49,250,000 at July 2, 2006 and January 1, 2006, respectively, in auction rate municipal bonds. We record these short-term investments at cost, which approximates fair market value due to (i) the securities’ variable interest rates, which typically reset every 28 to 35 days, and (ii) the fact that we have the ability to liquidate readily these securities, despite the long-term nature of their stated contractual maturities. We do not anticipate any losses with respect to such cash and cash equivalents and short-term investment balances.

Index

Cash provided by operations was $37,915,000 for the six months ended July 2, 2006 compared to $36,679,000 for the six months ended July 3, 2005. We received an upfront payment of $50,000,000 in February 2005 under the terms of our collaboration agreement with Shire and a milestone payment of $50,000,000 under the same agreement in February 2006. Cash used in investing activities was $23,260,000 for the six months ended July 2, 2006 compared to $39,273,000 for the six months ended July 3, 2005. The decrease is due to a higher amount of our cash being in cash equivalent investments rather than short-term investments.

The following table summarizes our contractual obligations at July 2, 2006 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Due within 1 year	Thereafter
	(in thousands)
Operating lease obligations	$270	$270	$—
Capital lease obligations	39	24	15
Research and development contracts	14,315	14,315	—
Inventory purchase commitments	3,278	3,278	—
Total contractual cash obligations	$17,902	$17,887	$15

Excluded from the table above is the obligation for the Notes that were issued in July 2006 subsequent to the periods ending July 2, 2006. These obligations are more fully discussed in the notes to the consolidated financial statements (note 11 - Subsequent Event) and in the overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As a result of the exercise of our co-promotion right for NRP104 under our collaboration agreement with Shire on July 25, 2006, we are committed to co-promote the product for at least 24 months and to provide 25% of the total details for the product during the 24-month period. The total cost of this commitment cannot be reasonably estimated at this time.

Also excluded from the table are royalty payments that we may be obligated to pay to Innovative Technologies L.L.C. in the future. Such future royalty payments are contingent on product sales and are based on 1% of net sales (as defined in the Innovative Technologies agreement) for a period of 10 years or up to a total of $1 million, whichever occurs first. Also excluded from the table are payments that we may be obligated to make under our agreements with Depomed, Inc., Optimer Pharmaceuticals, Inc., and the Ernest Gallo Clinic Research Center at the University of California San Francisco. Such payments are contingent upon the achievement of certain milestones, royalties on future product sales, and development costs which are reimbursed at a full-time equivalent rate or cost-plus basis, the total cost of which cannot reasonably be estimated.

As of July 2, 2006, our long-term contractual obligations consist of a capital lease for equipment used in our research operations. Our operating leases are for our research and development facilities and our administrative offices. The lease for the research and development facilities expired at the end of July 2006 and was renewed for a one year period and requires monthly payments of approximately $11,500. We may renew this lease for successive one-year periods thereafter. Effective June 1, 2006, we entered into a lease agreement for research and development facilities which are intended to expand our current research capabilities and to replace our current facilities. This lease is with the same landlord as our existing facilities and upon moving into these new facilities, we will be allowed to cancel the remaining term of our current lease. Rent for the new facilities does not commence for the new facilities until construction for the final up-fit of the facilities begins, which had not begun as of July 2, 2006. Rent for the new facilities will require monthly payments of approximately $23,668 per month. We maintain an operating lease agreement with Third Security for offices occupied by certain of our executive and administrative staff. The lease is for 24 months with a current monthly rental of approximately $6,500 and expires in August 2006. We may renew this lease for three successive one-year periods thereafter and intend to renew for the first of these one-year periods in August 2006 under terms similar to the current terms. We also have in-progress research and development contracts performed by third parties. As of July 2, 2006, we had commitments, which consist primarily of external development work, with third parties totaling approximately $28,493,000 of which approximately $14,315,000 had not yet been incurred.

Index

On May 18, 2006, we entered into an Active Pharmaceutical Ingredient Supply Agreement (the Supply Agreement) with Organichem Corporation (Organichem) for the non-exclusive manufacture and supply of NRP104 by Organichem for us. Under the terms of the Supply Agreement, Organichem is to manufacture validation batches and commercial batches once regulatory approval is obtained. Because regulatory approval has not been obtained for NRP104, the costs of validation batches are classified as research and development costs. Accordingly, remaining commitments with Organichem for the manufacture of NRP104 validation batches are included in the research and development commitments total in the preceding paragraph and in the table above. Although production of commercial batches of NRP104 has not begun, the we were required to issue purchase orders to Organichem for such batches in order for Organichem to secure the necessary quotas from the DEA to procure d-amphetamine to manufacture NRP104. The total of these purchase commitments is approximately $3,278,000.

We may incur losses from operations for fiscal year 2006. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials and personnel. We expect that our general and administrative expenses will continue to increase in the future as we continue to expand our business development, add infrastructure and incur costs related to the exercise of our co-promote option with Shire, and incur additional costs related to being a public company.

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

Index

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

Revenue Recognition. Although we currently have no products available for sale, we do anticipate having products in the future. We anticipate that some of our sales will be to wholesalers who have the right to return purchased products. In accordance with SFAS No. 48, “Revenue Recognition When the Right of Return Exists” (SFAS No. 48), until we have sufficient sales history to estimate product returns, we will have to defer recognition of revenue on such sales until the products are dispensed through patient prescriptions. Once we have obtained sufficient sales history to estimate product returns, under SFAS 48, we will be able to recognize revenue on product shipments, net of a reasonable allowance for estimated returns relating to these shipments.

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

Stock-Based Compensation. Effective January 2, 2006, we adopted the provisions of SFAS No. 123(R) and related interpretations, using the modified prospective method. SFAS No. 123(R) requires companies to expense the grant-date fair value of employee equity awards over the vesting period. Using the modified prospective method of adopting SFAS 123(R), we began recognizing compensation expense for the remaining unvested portions of stock option and SARs settled in stock that were granted prior to January 2, 2006. We also have outstanding SARs that are to be settled in cash. In accordance with SFAS 123(R), these instruments are measured at fair value and are recorded as a liability at the end of each reporting period until settled.

Index

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

We have not recorded any tax provision or benefit for the three and six months ended July 2, 2006 and July 3, 2005. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured. At January 1, 2006, we had federal net operating loss carry forwards of approximately $72,127,000 available to reduce future taxable income, which will begin to expire in 2019.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes”, (FIN 48). FIN 48 clarifies the application of SFAS No. 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet for any part of the benefit of that position to be recognized in a Company’s financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006, with early application permitted if no interim financial statements have been issued. We are currently evaluating the impact that adopting FIN 48 will have on our future financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of July 2, 2006, our exposure to market risk was confined to our cash and cash equivalents that have maturities of less than three months and our short-term investments in auction rate municipal bonds. We record our investment in auction rate municipal bonds at cost, which approximates fair market value due to (i) the securities’ variable interest rates, which typically reset every 28 to 35 days, and, (ii) the fact that the Company has the ability to liquidate readily these securities, despite the long-term nature of their stated contractual maturities. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash and cash equivalents and the reset terms of our investments in auction rate municipal bonds, we do not believe that an increase in market rates would have any significant impact on their realized value. As more fully discussed in the notes to the consolidated financial statements (note 11 - Subsequent Event) and in the overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have entered into certain hedging transactions subsequent to July 2, 2006 in connection with our issuance of $135,000,000 of Notes.

Item 4.	Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of July 2, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our design and operation of disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to our management and is recorded, processed, summarized and reported as specified in SEC rules and forms.

There has been no change in our internal control over financial reporting during the quarter ended July 2, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

We are not presently involved in any legal proceedings that, in our opinion, could have a material adverse effect on our business or financial condition.

Item 1A.	Risk Factors

The risk factors appearing in Item 1A of our annual report on Form 10-K for the year ended January 1, 2006, are amended and restated in their entirety as follows:

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

The process of developing our products requires significant clinical, development and laboratory testing and clinical trials. In addition, commercialization of our product candidates will require that we obtain necessary regulatory approvals and establish sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We may incur substantial losses in 2006 as a result of anticipated increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials, regulatory compliance activities and developing our sales and marketing capabilities. We have incurred operating losses of approximately $31.8 million for the fiscal year ended January 1, 2006, approximately $16.3 million for the fiscal year ended January 2, 2005, approximately $4.8 million for the fiscal year ended December 28, 2003. We had net income of approximately $3.5 million for the six months ended July 2, 2006, however, we expect to incur additional operating losses at least until receipt of regulatory approval for NRP104. As of January 1, 2006 and July 2, 2006, we had an accumulated deficit of approximately $69.8 million and $66.4 million, respectively.

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

Our product candidates are created using our proprietary Carrierwave technology. Our test results to date are limited to clinical studies in humans and preclinical studies in animals with respect to NRP104 and NRP290 and laboratory tests and preclinical trial in animals with respect to other product candidates. We have not fully characterized the mechanism of absorption of our CBDs. Ultimately, our research and preclinical findings, which currently indicate that our Carrierwave technology possesses beneficial properties, may prove to be incorrect, in which case the product candidates created using our Carrierwave technology may not differ substantially from competing drugs and may in fact be inferior to them. If these products are substantially identical or inferior to drugs already available, the market for our Carrierwave drugs would be reduced or eliminated.

Index

Based on our preclinical and clinical studies to date, we believe our lead product candidates are safe and have no known side effects other than those associated generally with therapeutic amounts of amphetamine and opioids. However, we may not be able to prove that our product candidates are safe. No assessment of the efficacy, safety or side effects of a product candidate can be considered complete until all clinical trials needed to support a submission for marketing approval are complete. Other than NRP104, for which we have submitted an NDA, our product candidates will require additional laboratory, animal and human testing. Success in earlier clinical and preclinical trials does not mean that subsequent trials will confirm the earlier findings, or that experience with use of a product in large-scale commercial distribution will not identify additional safety or efficacy issues. If we find that any of our products are not safe, or if efficacy of the products cannot be consistently demonstrated, we may not be able to commercialize the products, or may be required to cease distribution of the relevant products. The safety of our Carrierwave formulations may vary with each drug and the ingredients used in each formulation, and therefore even if safety and effectiveness are established for one of our CBDs, this would not necessarily be predictive of the safety or effectiveness of any of our other product candidates, which would need to be separately established.

If we are unable to develop and commercialize our product candidates successfully, we may never achieve profitability.

We have not commercialized any products or recognized any revenue from product sales utilizing our Carrierwave technology. All of the compounds produced using our Carrierwave technology, other than NRP104 and NRP290, are in early stages of development. On January 26, 2006, the FDA accepted for review our NDA for NRP104. There can be no assurance, however, that the FDA will approve that NDA or, if the FDA requires additional data prior to approval, we will be able to generate the required data. We must conduct significant additional research and development activities before we will be able to apply for regulatory approval to commercialize any other products utilizing our Carrierwave technology. We must successfully complete adequate and well-controlled studies designed to demonstrate the safety and efficacy of the product candidates and obtain regulatory approval before we are able to commercialize these product candidates. There is no guarantee that we will receive regulatory approval with respect to any of our product candidates. Even if we succeed in developing and commercializing one or more of our product candidates utilizing our Carrierwave technology, we may never generate sufficient or sustainable revenue to enable us to be profitable.

We face intense competition in the markets targeted by our lead product candidates. Many of our competitors have substantially greater resources than we do, and we expect that all of our product candidates under development will face intense competition from existing or future drugs.

We have devoted substantial research efforts and capital to the development of our Carrierwave technology and our lead product candidates. We expect that all of our product candidates, if approved, will face intense competition from existing and future drugs marketed by other companies.

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

Index

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

These competitive factors could require us to conduct substantial new research and development activities to establish new product targets, which would be costly and time-consuming. These activities would adversely affect our ability to commercialize products and achieve revenue and profits.

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

Patent positions can be uncertain and involve complex legal and factual questions. We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. As of August 2, 2006, we held two issued U.S. patents relating to our generic Carrierwave technology and one issued U.S. patent covering NRP290. In addition, as of August 2, 2006, we had three issued U.S. patents for an earlier developed iodothyronine stability and delivery technology. We have applied for additional patents relating to our technologies and our products and plan to file additional patent applications in the future. We have U.S. patent applications pending covering each of our product candidates. Additionally, we have Patent Cooperation Treaty applications pending covering abuse resistant aspects of our technology, as well as, national stage applications pending in up to 18 countries depending on the specific product candidate. We also have national stage applications covering our core technology platform in Europe, Japan, China, South Korea, Canada, Australia, India and Israel.

Others may challenge our patents, or our patent applications may not result in issued patents. Moreover, any patents issued to us may not provide us with meaningful protection, or others may challenge, circumvent or force us to narrow our patents. Third parties may also independently develop products similar to our products, duplicate our unpatented products or design around any patents on products we develop. Additionally, extensive time is required for development, testing and regulatory review of a potential product. While extensions of patent terms due to regulatory delays may be available, it is possible that, before any of our product candidates can be commercialized, any related patent, even with an extension, may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of the patent.

Index

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

We have not commissioned an extensive investigation concerning our freedom to practice or the validity or enforceability of our Carrierwave technology and have only recently commissioned an investigation concerning our freedom to practice or the validity or the enforceability for our product candidates, and we may be held to infringe the intellectual property rights of others.

Our ability to freely practice our product candidates is dependent upon the duration and scope of patents held by third parties. Our patent, prior art and infringement investigations have been conducted primarily by us. Although we have consulted with our patent counsel in connection with our intellectual property investigations, our patent counsel has only recently undertaken an extensive independent analysis to determine whether our product candidates infringe upon any issued patents or whether our issued patents or patent applications relating to our product candidates could be invalidated or rendered unenforceable for any reason or could be subject to interference proceedings. Further, we have not commissioned our patent counsel to undertake an extensive independent analysis to determine whether our Carrierwave technology could infringe upon any issued patents or whether our issued patents or patent applications relating to our Carrierwave technology could be invalidated or rendered unenforceable for any reason or could be subject to interference proceedings.

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

Claims may be asserted against us that our products or technology infringes patents or other intellectual property owned by others. We may be exposed to future litigation by third parties based on claims that our products or activities infringe the intellectual property rights of others. In the event of litigation, any claims may not be resolved in our favor. Any litigation or claims against us, whether or not valid, may result in substantial costs and may result in an award of damages, lost profits, attorneys’ fees, and tripling of those damages in the event that a court finds an infringement to have been willful. A lawsuit could also place a significant strain on our financial resources, divert the attention of management and harm our reputation. In addition, intellectual property litigation or claims could force us to do one or more of the following:

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

As of August 2, 2006, our intellectual property included six U.S. patents, two foreign patents and 122 pending U.S., Patent Cooperation Treaty or national stage applications. We have licensed aspects of our Carrierwave technology with respect to NRP104 pursuant to our collaboration agreement with Shire. As of August 2, 2006, we had 71 applications covering anti-abuse aspects of amphetamine, hydrocodone and oxycodone generally with other commonly abused substances. Of these, NRP104 is the focus of 23 applications, NRP290 is the focus of eleven applications, NRP369 is the focus of fourteen applications, and NRP409 is the focus of two applications.

Index

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

Other than NRP104, our potential drug candidates require preclinical testing and clinical trials prior to submission of any regulatory application for commercial sales. Additional clinical study requirements could be imposed on us either prior to approval or as post-approval requirements. We currently employ two clinical trial managers. We rely and expect to continue to rely on third parties, including clinical research organizations and outside consultants, to conduct, supervise or monitor some or all aspects of preclinical testing or clinical trials involving our product candidates. We have less control over the timing and other aspects of these preclinical testing or clinical trials than if we performed the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our preclinical testing or clinical trials on our anticipated schedule or, for clinical trials, consistent with a clinical trial protocol. Delays in preclinical and clinical testing could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the clinical trials may also ultimately lead to denial of regulatory approval of a product candidate.

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

Index

Once a clinical trial has begun, it may be delayed, suspended or terminated by us or the FDA or other regulatory authorities due to a number of factors, including:

•	ongoing discussions with the FDA or other regulatory authorities regarding the scope or design of our clinical trials;

•	•failure to conduct clinical trials in accordance with regulatory requirements;

•	lower than anticipated recruitment or retention rate of patients in clinical trials;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	lack of adequate funding to continue clinical trials;

•	adverse effects or safety issues; or

•	negative results of clinical trials.

If clinical trials are unsuccessful, and we are not able to obtain regulatory approvals for our product candidates under development, we will not be able to commercialize these products, and therefore may not be able to generate sufficient revenues to support our business.

If the FDA does not accept our filing for NRP290 under Section 505(b)(1) and we are unable to file for approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act or if we are required to generate additional data related to safety and efficacy in order to obtain approval under Section 505(b)(1) or 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

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

Even if no exclusivity periods apply to our applications, the FDA has broad discretion to require us to generate additional data on the safety and efficacy of our product candidates to supplement third-party data on which we may be permitted to rely. In either event, we could be required, before obtaining marketing approval for any of our product candidates, to conduct substantial new research and development activities beyond those we currently plan to engage in order to obtain approval of our product candidates. Such additional new research and development activities would be costly and time-consuming. If we are required to generate additional data to support approval, we may be unable to meet our anticipated development and commercialization timelines, may be unable to generate the additional data at a reasonable cost, or at all, and may be unable to obtain marketing approval of our product candidates.

Index

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

The drug products with which our lead product candidate NRP104 is expected to compete are amphetamine products currently classified by the DEA under the CSA on Schedule II, the most restrictive schedule applicable to drug products marketed for legitimate medical use. The DEA has concluded that, based on its chemical structure, NRP104 is not a scheduled substance at the present time. Our commercialization strategy for this product depends in large part on our ability to obtain approval to market the drug either as an unscheduled drug or as a drug classified by the DEA in a less restrictive schedule than Schedule II. A decision as to whether and how NRP104 should be scheduled at the time it is approved for commercial sale will be made by the DEA based on the medical and scientific determinations of the FDA which, in turn, will be based in large part on data we generated regarding the relative potential for abuse of the drug compared to existing Schedule II drugs. If the determination is made that the drug should be controlled in Schedule II, the potential market for our drug may be significantly reduced, which may have a material adverse effect on us. Furthermore, because amphetamine is a Schedule II substance, the amount of it that we can obtain for clinical trials and commercialization of NRP104 is limited by the DEA and our quota may not be sufficient to complete any additional clinical trials or meet commercial demand. In addition, we cannot predict the consideration by the FDA and the DEA of the results of our studies of the potential for abuse of NRP104.

We have engaged in extensive financial and operational transactions with Randal J. Kirk, our Chairman, President and Chief Executive Officer, and his affiliates, and therefore these transactions may not be as favorable to us as if we had negotiated them with unaffiliated third parties.

Our company was formed by, and has historically been controlled and managed and, prior to the initial public offering of our common stock, principally funded by, Randal J. Kirk, our Chairman, President and Chief Executive Officer, and affiliates of Mr. Kirk. As a result, we have engaged in a variety of financial and operational transactions with Mr. Kirk and these affiliates. While we believe that each of these transactions was on terms no less favorable to us than terms we could have obtained from unaffiliated third parties, none of these transactions was negotiated on an arm’s length basis. Accordingly, their terms may not be as favorable to us as if we had negotiated them with unaffiliated third parties. It is our intention to ensure that all future transactions, if any, between us and our officers, directors, principal shareholders and their affiliates, are approved by the audit committee or a majority of the independent and disinterested members of the Board, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

Index

As of July 2, 2006 Randal J. Kirk controlled approximately 53.5% of our common stock and is able to control or significantly influence corporate actions, which may result in Mr. Kirk taking actions that advance his interests to the detriment of our other shareholders.

As of July 2, 2006, Randal J. Kirk, Chairman, President and Chief Executive Officer, and shareholders affiliated with him controlled approximately 53.5% of our common stock. Mr. Kirk is able to control or significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of Mr. Kirk may not always coincide with the interests of other shareholders, and he may take actions that advance his interests to the detriment of our other shareholders.

We rely on Third Security, LLC, to provide us with certain services. If Third Security, LLC ceases to provide these services and we are unable to establish and maintain the necessary infrastructure to be self-sufficient, our business will be adversely affected.

We rely on Third Security, LLC to provide support for tax, legal, information technology, and market research functions as well as provide the miscellaneous services that we may need from time to time until the earlier of August 9, 2006 or our termination of the administrative services agreement we have with Third Security. Currently, we expect to renew this agreement under similar terms upon its expiration. If Third Security will not agree to renew the agreement and ceases to provide these services and we are unable to add the necessary personnel and establish the necessary infrastructure to support our operations as a result, our business will be adversely affected. Third Security is owned by Randal J. Kirk, our Chairman, President and Chief Executive Officer, who, with shareholders affiliated with him as of July 2, 2006, controlled approximately 53.5% of our common stock. The administrative services agreement has terms no less favorable than those that we would have entered into with an unaffiliated third party, and the agreement was approved by a majority of the independent and disinterested members of our Board.

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

Index

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

In order to develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical and clinical trials and marketing activities. We anticipate that our existing cash and cash equivalents and short-term investments will enable us to maintain our current planned operations for at least the next 18 months. We anticipate using our cash and cash equivalents and short-term investments to fund further research and development with respect to our lead product candidates and commercialization activities. We may, however, need to raise additional funding sooner if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors, including:

•	successful commercialization of our product candidates;

•	continued progress of research and development of product candidates utilizing our Carrierwave technology;

•	the time and costs involved in obtaining regulatory approval for our product candidates;

•	costs associated with protecting our intellectual property rights;

•	development of marketing and sales capabilities;

Index

•	payments received under our collaboration agreements with Shire and any future collaborative agreements, if any; and

•	market acceptance of our products.

As of July 2, 2006, we have no committed additional sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional funds to continue the development of our product candidates. To the extent we raise additional capital through the sale of equity securities, the issuance of those securities could result in dilution to our shareholders. In addition, if we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations. In addition, we may be required to obtain funds through arrangements with collaborative partners, such as our agreements with Shire, or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves or license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

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

Index

If we fail to establish marketing, sales and distribution capabilities, or fail to enter into arrangements with third parties to do this on our behalf, we will not be able to create a market for our product candidates.

Currently, we do not have any sales, marketing or distribution capabilities. On July 25, 2006, under the terms of our collaboration agreement with Shire, we exercised our right to co-promote NRP104 in the United States (including its territories and possessions). In order to generate sales of any product candidates that receive regulatory approval, we must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for us. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel and defer our product development efforts. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to develop sales, marketing and distribution channels, or enter into arrangements with third parties, we will experience delays in product sales and incur increased costs.

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

The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to liability claims and financial losses resulting from the use or sale of our products. We have obtained limited product liability insurance coverage for our clinical trials of $20 million per occurrence and in the aggregate, subject to a deductible of $100,000 per occurrence and $1 million per year in the aggregate. However, such insurance may not be adequate to cover any claims made against us. Furthermore, if NRP104 is approved for commercialization, we will need to obtain additional product liability insurance coverage. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

Index

We use hazardous chemicals in our business. Potential claims relating to improper handling, storage or disposal of these chemicals could be time-consuming and costly.

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

We have entered into collaborative agreements with Shire relating to the global commercialization of NRP104 for treatment of ADHD and other potential indications. This collaboration includes product development, manufacturing, marketing and sales. We do not have day-to-day control over the activities of Shire with respect to NRP104. In the event we enter into any other collaborative agreements, we may not have day-to-day control over the activities of such collaborative partner with respect to any of these product candidates. Shire may not fulfill its obligations with respect to commercialization under our collaboration with Shire. In addition, future collaborative partners may not fulfill their obligations under future collaborative agreements. If any future collaborative partner fails to fulfill its obligations under an agreement with us, we may be unable to assume the development of the products covered by that agreement or enter into alternative arrangements with a third party. In addition, if Shire or any other collaborative partner fails to fulfill its obligations under an agreement with us, we may encounter delays in the commercialization of the product candidate that is the subject of the agreement. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements will be dependent on the efforts of our collaborative partner. We could also become involved in disputes with Shire or another collaborative partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. In addition, any such dispute could diminish our collaborators’ commitment to us and reduce the resources they devote to developing and commercializing our products. Conflicts or disputes with our collaborators, and competition from them, could harm our relationships with our other collaborators, restrict our ability to enter future collaboration agreements and delay the research, development or commercialization of our product candidates. If any collaborative partner terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, our chances of successfully developing or commercializing these product candidates would be materially and adversely affected. We may not be able to enter into other collaborative agreements with partners on terms favorable to us, or at all. Our inability to enter into collaborative arrangements with collaborative partners, or our failure to maintain such arrangements, would limit the number of product candidates that we could develop and ultimately, decrease our sources of any future revenues.

Our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry or to implement our strategic initiatives.

After the private placement of the Notes, we had $135.0 million of indebtedness outstanding. Our indebtedness could have important consequences to us. For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund our business activities, including our research and development programs;

Index

•	limit our ability to secure additional financing to implement our strategic initiatives;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that may have proportionately less debt; and

•	restrict us from making strategic acquisitions, introducing new technologies or otherwise exploiting business opportunities.

We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our debt, including the Notes, or that future working capital, borrowings or equity financing will be available to pay or refinance any such debt. In addition, holders of the Notes may require us to purchase for cash all or a portion of their Notes upon the occurrence of certain specific kinds of fundamental change events (as defined in the indenture governing the Notes), including a change in control of our company. We cannot assure you that we will have sufficient financial resources or be able to arrange financing to pay the repurchase price, including the related make whole premium, upon the occurrence of a fundamental change event. In addition, the requirement to pay the fundamental change repurchase price, including the related make whole premium, may discourage a change in control of our company.

The convertible note hedge and warrant transactions may affect the value of our common stock.

On July 25, 2006, in connection with the private placement of our Notes, we entered into convertible note hedge transactions and warrant transactions with affiliates of Merrill Lynch. These transactions are expected to offset the potential dilution upon conversion of the Notes. In connection with hedging these transactions, such affiliates of Merrill Lynch:

•	will enter into various over-the-counter derivative transactions with respect to our common stock, and may purchase our common stock; and

•	may enter into, or may unwind, various over-the-counter derivatives and/or purchase or sell our common stock in secondary market transactions.

Such activities could have the effect of increasing, or preventing a decline in, the price of our common stock. Such effect is expected to be greater in the event we elect to settle converted Notes entirely in cash. The affiliates of Merrill Lynch party to these transactions are likely to modify their hedge positions from time to time prior to conversion or maturity of the Notes or termination of the transactions by purchasing and selling shares of our common stock, other of our securities, or other instruments they may wish to use in connection with such hedging. In addition, we intend to exercise options we hold under the convertible note hedge transactions whenever Notes are converted. In order to unwind their hedge position with respect to those exercised options, the affiliates of Merrill Lynch party to these transactions expect to sell shares of our common stock in secondary market transactions or unwind various over-the-counter derivative transactions with respect to our common stock during the conversion reference period for the converted Notes.

The effect, if any, of any of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock. In addition, in the event that these transactions fail to offset all of the dilution resulting from the conversion of the Notes, the issuance of additional shares of our common stock as a consequence of such conversion would result in some dilution to our shareholders and could adversely affect the value of our common stock.

Index

Certain provisions of Virginia law, and our amended and restated articles of incorporation and amended and restated bylaws could make it more difficult for our shareholders to remove our Board and management.

Certain provisions of Virginia law, the state in which we are incorporated, and our amended and restated articles of incorporation and amended and restated bylaws could make it more difficult for our shareholders, should they choose to do so, to remove our Board or management. These provisions include:

•
a provision allowing our Board to issue preferred stock with rights senior to those of the common stock without any vote or action by the holders of our common stock. The issuance of preferred stock could adversely affect the rights and powers, including voting rights, of the holders of common stock;

•	a provision allowing the removal of directors only for cause;

•	the requirement in our bylaws that shareholders provide advance notice when nominating our directors or submitting other shareholder proposals; and

•	the inability of shareholders to convene a shareholders’ meeting without the chairman of the board, the chief executive officer or a majority of the Board first calling the meeting.

The price of our common stock may be volatile.

In the past, the price of our common stock has experienced volatility due to a number of factors, some of which are beyond our control. The price of our common stock may continue to experience volatility in the future from time to time. Among the factors that could affect our stock price are:

•	our operating and financial performance and prospects;

•	announcement of FDA approval or disapproval of our products or other product-related actions;

•	decisions by the DEA regarding the assignment of scheduling to our products;

•	developments involving our discovery efforts and clinical trials;

•	developments or disputes concerning patents or proprietary rights, including announcements of infringement, interference or other litigation against us or our potential licensees;

•	developments involving our efforts to commercialize our products, including developments impacting the timing of commercialization;

•	announcements concerning our competitors, or the biotechnology, pharmaceutical or drug delivery industry in general;

•	public concerns as to the safety or efficacy of our products or our competitors’ products;

•	changes in government regulation of the pharmaceutical or medical industry;

•	changes in the reimbursement policies of third party insurance companies or government agencies;

•	actual or anticipated fluctuations in our operating results;

•	developments involving corporate collaborators, if any;

•	changes in accounting principles;

•	the loss of any of our key scientific or management personnel;

Index

•	quarterly variations in key financial performance measures, such as earnings per share, net income and revenue;

•	changes in revenue or earnings estimates or publication of research reports by financial analysts;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	sales of our common stock or other actions by investors with significant shareholdings;

•	general market conditions for pharmaceutical companies; and

•	domestic and international economic, legal, political and regulatory factors unrelated to our performance.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

Item 2.	Unregistered Sales of Equity Securities.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

On May 4, 2006, we had our Annual Meeting of Shareholders. During that meeting shareholders elected our entire Board of Directors. The persons elected to our Board of Directors, and the number of shares withheld with respect to each of these persons, were as follows:

	Votes For	Votes Withheld
Cesar L. Alvarez	35,177,227	45,454
David S. Barlow	35,203,842	18,839
Larry D. Horner	35,185,985	36,696
Randal J. Kirk	34,936,462	286,219
Krish S. Krishnan	35,069,856	152,825
Burton E. Sobel	35,104,371	118,310

Our shareholders also ratified the appointment of KPMG LLP as our independent registered accounting firm. The number of shares cast in favor of the ratification of KPMG LLP, the number against, and the number abstaining were as follows:

For	Against	Abstain
35,196,148	16,071	10,462

There were no broker non-votes for this ratification.

Item 5.	Other Information.

None.

Index

Item 6.	Exhibits

(a)	Exhibits.

Exhibit 10.21 - Lease Agreement, dated June 19, 2006 by and between Virginia Tech Foundation, Inc. and New River Pharmaceuticals Inc.

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

NEW RIVER PHARMACEUTICALS INC.
(Registrant)

Date: August 8, 2006	/s/ Randal J. Kirk
Randal J. Kirk
Chairman, President and Chief Executive Officer
(Principal executive officer)

Date: August 8, 2006	/s/ Krish S. Krishnan
Krish S. Krishnan
Chief Operating Officer, Chief Financial Officer and Secretary
(Principal financial and accounting officer)