Form 10-Q
period 2006-10-01
NEW RIVER PHARMACEUTICALS INC
filed 2006-11-09
CIK 1288379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

As of November 6, 2006 there were 36,718,740 shares of the registrant’s common stock, $.001 par value per share, outstanding.

NEW RIVER PHARMACEUTICALS INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED October 1, 2006

Index

Item 1.	Consolidated Financial Statements

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (Unaudited)
Assets	October 1, 2006	January 1, 2006
Current assets:
Cash and cash equivalents	$73,974,851	$3,515,572
Short-term investments	88,825,000	49,250,000
Other receivables	371,289	135,755
Prepaid expenses and other current assets	1,494,873	798,090
Total current assets	164,666,013	53,699,417

Property and equipment:
Leasehold improvements	99,644	94,609
Machinery and equipment	1,110,950	819,472
Construction in progress	301,689	—
	1,512,283	914,081
Less accumulated depreciation and amortization	676,981	653,427
Property and equipment, net	835,302	260,654

Convertible notes issuance costs	4,414,620	—
Total assets	$169,915,935	$53,960,071
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Capital lease obligation - current	$24,252	$22,298
Accounts payable	7,743,639	1,548,473
Unpaid and accrued research and development expenses	8,406,226	3,201,732
Accrued compensation	2,254,728	2,203,898
Due to affiliates	174,460	34,138
Interest payable	879,566	—
Deferred revenue - current	8,178,482	—
Accrued stock based compensation - current	2,009,308	—
Total current liabilities	29,670,661	7,010,539

Capital lease obligation - noncurrent	8,707	27,148
Accrued stock-based compensation	7,194,806	3,404,435
Deferred revenue	59,970,988	50,000,000
Convertible notes	137,750,000	—
Total liabilities	234,595,162	60,442,122

Shareholders’ Equity (Deficit):
Preferred stock, par value $0.001 per share. Authorized 25,000,000 shares; none issued and outstanding	—	—

Common stock, par value $0.001 per share. Authorized 150,000,000 shares; issued and outstanding 36,708,732 shares at October 1, 2006 and 36,367,064 shares at January 1, 2006	36,709	36,367
Additional paid-in capital	15,277,219	63,326,824
Accumulated deficit	(79,993,155)	(69,845,242)
Total shareholders’ equity (deficit)	(64,679,227)	(6,482,051)
Commitments and contingencies
Total liabilities and shareholders’ equity (deficit)	$169,915,935	$53,960,071

See accompanying notes to consolidated financial statements.

Index

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
	Three months ended		Nine months ended
	October 1, 2006	October 2, 2005	October 1, 2006		October 2, 2005
	(Unaudited)		(Unaudited)
Collaboration revenues	$5,025,453	$—		$31,850,530	$—
Operating costs and expenses:
Selling, general, and administrative	6,224,842	4,327,045		19,720,602	9,272,568
Research and development	13,292,263	5,247,036		24,390,172	14,072,247
Depreciation and amortization of property and equipment	34,698	41,562		115,400	116,378
Total operating expenses	19,551,803	9,615,643		44,226,174	23,461,193
Operating loss	(14,526,350)	(9,615,643)		(12,375,644)	(23,461,193)
Other income (expense):
Loss on disposal of fixed assets	(10,226)	—		(10,226)	—
Interest expense	(993,897)	(1,633)		(996,428)	(3,487)
Interest income	1,921,871	515,814		3,945,282	1,336,552
Total other income, net	917,748	514,181		2,938,628	1,333,065
Loss before cumulative effect of change in accounting principle	(13,608,602)	(9,101,462)		(9,437,016)	(22,128,128)
Cumulative effect of a change in accounting principle	—	—		(710,897)	—
Net loss	$(13,608,602)	$(9,101,462)		$(10,147,913)	$(22,128,128)

Net loss per share: Basic and diluted	$(0.38)	$(0.25)	$	(0.28)	$(0.62)

See accompanying notes to consolidated financial statements.

Index

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended
	October 1, 2006	October 2, 2005
Cash flows from operating activities:
Cumulative effect of change in accounting principle	710,897	—
Net loss	$(10,147,913)	$(22,128,128)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	115,400	116,378
Amortization of convertible notes issuance cost	117,308	—
Loss on disposal of fixed assets	10,226	—
Stock-based compensation	5,937,237	2,485,869
Changes in operating assets and liabilities:
Other receivables	(235,534)	—
Prepaid expenses and other current assets	(696,783)	(864,966)
Accounts payable	5,724,277	517,202
Unpaid and accrued research and development expenses	5,204,494	(132,098)
Accrued compensation	50,829	319,120
Due to affiliates	140,322	34,918
Interest payable	879,566	—
Accrued stock-based compensation	5,088,783	(44,057)
Deferred revenue	18,149,470	50,000,000
Net cash provided by operating activities	31,048,579	30,304,238
Cash flows from investing activities:
Proceeds from sale of short-term investments	56,925,000	53,075,000
Purchases of short-term investments	(96,500,000)	(86,700,000)
Proceeds from sale of property and equipment	—	91
Purchases of property and equipment	(229,385)	(75,611)
Net cash used in investing activities	(39,804,385)	(33,700,520)
Cash flows from financing activities:
Principal payments on capital lease obligation	(16,487)	(14,338)
Proceeds from issuance of warrants	29,478,500	—
Prepaid forward purchase of Company stock	(41,000,000)	—
Proceeds from convertible notes offering, net of issuance costs	133,218,072	—
Purchase of convertible note hedges	(43,529,000)	—
Net proceeds from issuances of common stock	1,064,000	1,115,656
Net cash provided by financing activities	79,215,085	1,101,318
Net increase (decrease) in cash and cash equivalents	70,459,279	(2,294,964)
Cash and cash equivalents at beginning of period	3,515,572	4,018,556
Cash and cash equivalents at end of period	$73,974,851	$1,723,592

See accompanying notes to consolidated financial statements

Index

NEW RIVER PHARMACEUTICALS INC.

AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended October 1, 2006 and October 2, 2005
(Unaudited)

(1)	ORGANIZATION AND NATURE OF BUSINESS

Organization

New River Pharmaceuticals Inc. (the Company), a Virginia corporation, was formed in 1996. The Company has a wholly owned subsidiary, Lotus Biochemical (Bermuda) Ltd. (Lotus Bermuda), which exists to hold pharmaceutical intellectual property. While Lotus Bermuda has held such forms of intellectual property in the past, at October 1, 2006, Lotus Bermuda holds no such assets; however, Lotus Bermuda may be used again for such purpose in the future. Alternatively, the Company may decide to dissolve Lotus Bermuda at some time in the future.

Nature of Business

The Company is a specialty pharmaceutical company developing generational improvements of widely prescribed drugs in large and growing markets. Utilizing its proprietary CarrierwaveTM technology, the Company is developing new molecular entities that are derivatives of public domain actives and attempt to address certain deficiencies associated with currently marketed drugs. The Company’s most advanced product candidate is NRP104, a conditionally bioreversible derivative (CBD) of d-amphetamine. On October 6, 2006, the Company received an approvable letter from the U.S. Food and Drug Administration (FDA) with respect to NRP104 for the treatment of Attention-Deficit/Hyperactivity Disorder (ADHD). The Company’s most advanced product candidate in development is NRP290, a CBD of hydrocodone. NRP104 and NRP290 are designed to provide overdose protection, less potential for abuse and less potential for addiction while affording comparable efficacy.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of New River Pharmaceuticals Inc. and its wholly owned subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to Quarterly Reports on Form 10-Q. Certain disclosures required for complete financial statements are not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation. The information as of October 1, 2006 and for the three and nine months ended October 1, 2006 and October 2, 2005 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to state fairly the financial information set forth herein. The interim results are not necessarily indicative of results to be expected for the full fiscal year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the year ended January 1, 2006, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2006.

(b)	Fiscal Periods

The Company maintains its books using a 52/53-week fiscal year ending on the Sunday nearest the last day of December. Quarterly periods are closed every 13 weeks except during years that include 53 weeks. In such years, the fourth quarter will include 14 weeks. Fiscal year 2005 included 52 weeks and ended on January 1, 2006. Fiscal year 2006 includes 52 weeks and ends on December 31, 2006.

Index

(c)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market funds and commercial paper of $18,160,662 and $55,785,815, respectively, at October 1, 2006 and $299,264 and $3,155,253, respectively, at January 1, 2006.

(d)	Short-Term Investments

Short-term investments are classified in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At October 1, 2006 and January 1, 2006, the Company’s short-term investments consisted of $88,825,000 and $49,250,000, respectively, of auction rate municipal bonds which are classified as available-for-sale. The Company records its investment in these securities at cost, which approximates fair market value due to (i) the securities’ variable interest rates, which typically reset every 28 to 35 days, and, (ii) the fact that the Company has the ability to liquidate readily these securities despite the long-term nature of their stated contractual maturities. As a result, the Company had no cumulative gross unrealized gains (losses) from its investments in these securities at October 1, 2006 and January 1, 2006. All income generated from these investments is recorded as interest income.

(e)	Inventories

In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” the costs of producing inventory in the reporting periods prior to the receipt of regulatory approval or clearance are recorded as research and development expense. Because the Company does not currently have any products on the market, nor any products currently approved by the FDA or other regulatory body for production, the Company did not have any inventory at October 1, 2006 and January 1, 2006.

Effective May 18, 2006, the Company entered into an Active Pharmaceutical Ingredient Supply Agreement with Organichem Corporation (Organichem) for the non-exclusive manufacture and supply of NRP104 by Organichem for the Company. Under the terms of this agreement, Organichem is to manufacture validation batches and commercial batches once regulatory approval is obtained. In accordance with the Company’s policy, expenses in connection with validation batches manufactured prior to regulatory approval are recorded as research and development expenses. In order for Organichem to secure necessary quotas of d-amphetamine to manufacture NRP104, the Company had to issue purchase orders to Organichem for commercial production batches and present them to the U.S. Drug Enforcement Administration (DEA). These purchase orders total approximately $3.2 million.

Effective August 18, 2006, the Company entered into a Manufacturing Services Supply Agreement with Patheon Pharmaceuticals Inc. (Patheon) for the non-exclusive manufacture and supply of NRP104 capsules by Patheon for the Company.   Under the terms of this agreement, Patheon is to manufacture validation batches and commercial batches once regulatory approval is obtained.  In accordance with the Company’s policy, expenses in connection with validation batches manufactured prior to regulatory approval are recorded as research and development expenses.  In October 2006, purchase orders in the total amount of approximately $906,000 were issued to Patheon under this agreement. The Company issued a purchase order in the amount of approximately $370,000 for manufacture of the validation batches and a purchase order in the amount of approximately $536,000 for commercial batches for commercial launch.

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

Index

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

(g)	Revenue Recognition, Cost of Goods Sold and Sales Returns

Although at October 1, 2006, the Company had no products available for sale, it does anticipate having products available for sale in the future. The Company anticipates that some of its sales will be to wholesalers who have the right to return purchased product. In accordance with SFAS No. 48, “Revenue Recognition When the Right of Return Exists” (SFAS No. 48), until the Company has sufficient sales history to estimate product returns, it will have to defer recognition of revenue on such sales until the products are dispensed through patient prescriptions. Once the Company has obtained sufficient sales history to estimate product returns, under SFAS No. 48, it will be able to recognize revenue on product shipments, net of a reasonable allowance for estimated returns relating to these shipments.

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

Research and development expenses consist of direct costs and indirect costs. Direct research and development costs include salaries and related costs of research and development personnel, and the costs of consultants, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Indirect research and development costs include depreciation and other indirect overhead expenses. The Company believes that regulatory and other uncertainties inherent in the research and development of new products preclude it from capitalizing such costs. This treatment includes up-front and milestone payments made to third parties in connection with research and development collaborations. At October 1, 2006, the Company had research and development commitments with third parties totaling approximately $33,905,000 of which approximately $12,974,000 had not yet been incurred. The commitments are generally cancelable by the Company at any time upon written notice.

(i)	Stock-Based Compensation

Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) and related interpretations, using the modified prospective method. SFAS No. 123(R) requires companies to expense the grant-date fair value of employee equity awards over the vesting period. Using the modified prospective method of adopting SFAS 123(R), the Company began recognizing compensation expense for the remaining unvested portions of stock options and stock appreciation rights (SARs) settled in stock granted prior to January 2, 2006. The Company also has outstanding SARs that are to be settled in cash. In accordance with SFAS 123(R), these instruments are measured at fair value and are recorded as a liability at the end of each reporting period until settled. Upon adoption of SFAS 123(R), the Company recognized a cumulative effect accounting adjustment related to SARs that are to be settled in cash. Prior to the adoption of SFAS 123(R), such awards were accounted for as liabilities based on the intrinsic value of such awards, rather than the fair value, at the end of the reporting period.

Index

Stock-based compensation expense recognized under SFAS 123(R) in the consolidated statements of operations for the three and nine-month periods ended October 1, 2006 for all awards was approximately $5,034,000 and $11,026,000, respectively. The estimated fair value of the Company’s stock option and SAR awards to be settled in Company common stock, less estimated forfeitures, is amortized over the awards’ vesting period on an accelerated basis.

For stock options and SARs to be settled in stock that were granted prior to the adoption of SFAS 123(R), the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to these awards would have been as follows for the three and nine-month periods ended October 2, 2005:

	Three months ended October 2, 2005	Nine months ended October 2, 2005
Net loss:
As reported	$(9,101,462)	$(22,128,128)
Add stock-based employee compensation expense included in reported net loss, net of related tax effects	321,124	414,311
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(209,584)	(2,349,179)
Pro forma	$(8,989,922)	$(24,062,996)
Net loss per share:
Basic and diluted:
As reported	$(0.25)	$(0.62)
Pro forma	$(0.25)	$(0.67)

The fair value of options and SARs is determined by using the Black-Scholes option pricing model. Expected volatility was based on a combination of historical volatility of the Company’s stock and comparisons to volatilities of common stock of peer group companies. Comparison to peer group companies was necessary because the Company’s common stock has only been publicly traded for a limited time (since August 2004). The expected term for stock options represents the period of time that the options granted are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 107 (SAB 107), which averages an award’s weighted average vesting period and its contractual term for “plain vanilla” share options. The expected term for all SARs is the vesting period. The per share weighted average fair value of stock options granted during the three and nine months ended October 1, 2006, was $16.26 and $20.12, respectively, on the date of grant. The per share weighted average fair value of SARs to be settled in common stock granted during the nine months ended October 1, 2006 was $18.06 on the date of grant. There were no SARs granted during the three months ended October 1, 2006. However, on August 24, 2006, the Board approved the modification of certain of the outstanding options and SARs by accelerating the vesting of such awards. This modification resulted in the majority of such awards being treated for accounting purposes as new awards. Accordingly, the awards were measured on the date of the modification as follows: (i) expense that was recognized on the initial grant of the awards through the date of the modification was reversed and (ii) the fair value of the award on the modification date was expensed in full because these awards were fully vested at that date. The total stock-based compensation expense recognized for awards for which vesting was accelerated was approximately $3.7 million for the three months ended October 1, 2006. For all SARs to be settled in cash, which are classified as liabilities, the per share weighted average fair market value was $12.07 at the end of the reporting period. These weighted averages were determined utilizing the Black-Scholes option pricing model with the following weighted average assumptions:

Index

Expected dividend yield	0%
Risk-free interest rate	4.08% - 5.06%
Expected life of options	5.5 - 6.5 years
Expected life of SARs	0 - 5 years
Expected volatility	70%

(j)	Net Loss Per Share

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share does not reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net loss of the Company because to do so would be anti-dilutive (see note 8).

(k)	Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three and nine months ended October 2, 2005, to place them on a basis comparable to the consolidated financial statements for the three and nine months ended October 1, 2006.

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

The Company evaluated the Shire Agreement in accordance with EITF 00-21 and determined that it was an arrangement with multiple deliverables. The Shire Agreement also provides for additional payments to the Company in the event that certain additional milestones are achieved. These potential payments include an amount of up to $300 million following the first commercial sale of the product, depending on the characteristics of the FDA approved product labeling, and $100 million upon achieving a significant sales target. The maximum amount of upfront and milestone payments under the terms of the Shire Agreement is $505 million. Under the Shire Agreement, the Company will provide product development for three indications for NRP104: pediatric, adult and adolescent. The Company determined that the license and research and development should be combined and considered as a single unit of accounting. Accordingly, the upfront license fee and all milestone payments will be recognized over the estimated product development period. The Company estimated the total proportional effort required for the development of each of these three indications. This proportional revenue model is then applied to all upfront and milestone payments which are no longer subject to contingencies. The Company recognized approximately $5.0 million and $31.9 million of collaboration revenue for the three and nine months ended October 1, 2006, respectively, based on this model. The amount recognized during the nine months ended October 1, 2006 includes amounts that would have otherwise been recognized in prior periods had such amounts not been fully refundable in certain circumstances at the end of those periods. Consequently, the Company anticipates that revenue recognized based on this model in future periods will be significantly less than amounts recognized during the nine months ended October 1, 2006 until FDA approval for NRP104 is obtained.

Index

The Shire Agreement provides the Company, at its option, the right to co-promote NRP104 in the United States (including its territories and possessions). On July 25, 2006, the Company exercised this right. The co-promotion activities of the Company will commence in six months or upon the commercial launch of NRP104, whichever occurs later. In exercising its option to co-promote NRP104, the Company committed to co-promote the product for at least 24 months and to provide 25% of the total details for the product during the 24-month period. The Shire Agreement also provides for profit sharing on U.S. product sales when and if the product is approved by the FDA. In the event that NRP104 is approved with a Schedule III, IV or V classification or is unscheduled (“favorable scheduling”), the Company and Shire will divide operating profits as follows: the Company will receive 25% of profits for the first two years following launch, and the Company and Shire will share the profits equally thereafter. However, in the event that NRP104 receives a final Schedule II classification, the Shire Agreement allows for an alternative profit-sharing scheme. Under this scenario, the Company’s share of U.S. product profits for the first two years will be at least 25%, though it may increase to a value determined by a preset formula. After the first two years, it will be at least 50%, though it may increase to a value determined by a preset formula. On October 6, 2006, the Company received an approvable letter from the FDA for 30mg, 50mg and 70mg capsules of NRP104. According to the FDA, marketing approval of NRP104 is contingent upon final scheduling by the DEA. The FDA did not request any additional studies as a condition for approval of NRP104. The approvable letter indicates that the Controlled Substance Staff of the FDA has initially recommended that NRP104 be placed in Schedule II of the Controlled Substance Act. For product sales in the rest of the world, Shire will pay the Company a royalty. The Shire Agreement provides for certain termination rights. Shire may for instance terminate the Shire Agreement at any time prior to receiving regulatory approval in the United States, or within 30 days of receiving the first such regulatory approval. In the latter case, Shire may under some circumstances be entitled to a termination fee of $50 million. In addition, each party may terminate in the event of an uncured, defined material breach by the other party, entitling the non-breaching party the right to purchase the interests of the breaching party. Subject to certain conditions, either party is entitled to terminate in the event that governmental action restricts or prohibits the transactions contemplated by the Shire Agreement under the laws of the United States or European Union.

On June 6, 2005, the Company entered into a development and license agreement with Depomed, Inc. (Depomed) to create pharmaceutical products using Depomed’s patented oral drug delivery technology with the Company’s proprietary drug compounds. Under terms of the agreement, the Company may acquire worldwide rights to use Depomed's Gastric Retention oral drug delivery technology in up to three of the Company’s proprietary compounds. Once a compound is named and entered into development, Depomed will perform feasibility studies through an initial Phase I trial. In return, the Company will reimburse Depomed on a cost-plus basis for expenses as defined in each project budget. Once preclinical and Phase I testing is completed, the Company may exercise an option to license each product candidate and advance the product into additional clinical trials. At that time, the Company will make an initial milestone payment, with additional milestone payments for each product candidate at later stages of product development. Upon ultimate commercialization of product candidates developed under this agreement, the Company will pay Depomed royalties on net sales of each product. Through October 1, 2006, the Company had incurred no development costs under this agreement.

On June 29, 2005, the Company entered into a letter agreement with Optimer Pharmaceuticals, Inc. (Optimer) for the development of one or more proprietary pharmaceutical products comprising carbohydrate conjugates of iron for administration by injection using Optimer’s proprietary carbohydrate synthesis technology. On July 8, 2005, the Company entered into an exclusive licensing agreement with the Ernest Gallo Clinic Research Center at the University of California San Francisco to investigate a new approach toward improving the use of opioid analgesics in the treatment of pain by reducing the development of tolerance. During October 2006, the Company executed its right to terminate each of these agreements.

(4)	CONVERTIBLE NOTES

On July 19, 2006, the Company entered into a purchase agreement (the Purchase Agreement) under which it agreed to sell $125.0 million aggregate principal amount of its 3.50% Convertible Subordinated Notes due 2013 (the Initial Notes) to Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and W.R. Hambrecht + Co., LLC (collectively, the Initial Purchasers). The Company also granted the Initial Purchasers an option to purchase up to an additional $18.75 million aggregate principal amount of the Notes to cover over-allotments, if any. On July 24, 2006 and on August 7, 2006, the Initial Purchasers exercised in part their over-allotment option and purchased an additional $10.0 million and $2.75 million, respectively, aggregate principal amount of the notes (the Option Notes and together with the Initial Notes, the Notes). The Initial Purchaser’s remaining option to purchase up to an additional $6.0 million aggregate principal amount of the Notes to cover over-allotments expired unexercised on August 7, 2006. The net proceeds from the offering (including the proceeds from the exercise of $12.75 million of the over-allotment option) after deducting the Initial Purchasers’ discount of $4.1 million and the offering expenses payable by the Company, were approximately $133.2 million.

Index

The closing of the sale of the Notes (including the additional $10.0 million of Notes for the partial exercise of the over-allotment option) occurred on July 25, 2006. The closing of the sale of the additional $2.75 million of Notes for the second partial exercise of the overallotment option was on August 10, 2006. The Notes and the shares of the Company’s common stock issuable in certain circumstances upon conversion of the Notes, as described below and as more fully set forth in the Indenture (as defined below), have not been registered under the Securities Act of 1933, as amended (the Securities Act). The Company offered and sold the Notes to the Initial Purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The Initial Purchasers then sold the Notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The Company relied on these exemptions from registration based in part on representations made by the Initial Purchasers in the Purchase Agreement.

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

Index

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

In connection with the sale of the Notes, the Company entered into a prepaid forward purchase contract (the “Forward Purchase Contract”) with an affiliate of Merrill Lynch & Co. (the “Dealer”). Pursuant to the Forward Purchase Contract, and or through one or more block-trades with affiliates of the Dealer, the Company repurchased contemporaneously with the sale of the Notes, an aggregate of $41.0 million of shares of common stock from the dealer (1,490,367 shares of its common stock at $27.51, the last quoted sale price of the Company’s common stock on July 19, 2006). The Dealer may deliver the shares pursuant to the Forward Purchase Contract at its discretion, in full or in part, over a period of seven years from the date of the contract. Shares purchased pursuant to the Forward Purchase Contract are treated as retired for purposes of the Company’s basic and diluted earnings per share calculations. Additionally, the Company’s Board of Directors authorized a stock repurchase program whereby management may direct the repurchase of up to $10 million in common stock. There have been no repurchases under this program.

In connection with the sale of the Notes, the Company also entered into convertible note hedge transactions with respect to its common stock (the “Purchased Call Options”) with the Dealer. The Purchased Call Options cover, subject to customary anti-dilution adjustments, 4,005,816 shares of common stock at strike prices which correspond to the initial conversion prices of the Notes. The Company used $43,529,000 of the proceeds from the sale of the Notes to purchase the Purchased Call Options. The net cost of the convertible note hedges are recorded in shareholders’ equity.

The Company also entered into separate warrant transactions whereby the Company has sold to the Dealer warrants to acquire, subject to customary anti-dilution adjustments, 4,005,816 shares of common stock (the Sold Warrants). The Company offered and sold the Sold Warrants to the Dealer in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The Sold Warrants will be exercisable following maturity of the Notes and have a strike price of $41.27 and expire in October and November 2013. The Company received aggregate proceeds of $29,478,500 from the sale of the Sold Warrants. The net proceeds from the warrants are recorded in shareholders’ equity.

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

Index

If the market value per share of the common stock at the time of conversion of the Notes is above the strike price of the applicable Purchased Call Options, the Purchased Call Options entitle the Company to receive from the Dealer net shares of common stock, cash or a combination of shares of common stock and cash, depending on the consideration paid on the underlying Notes, based on the excess of the then current market price of the common stock over the strike price of the Purchased Call Options. Additionally, if the market price of the common stock at the time of exercise of the applicable Sold Warrants exceeds the strike price of the Sold Warrants, the Company will owe the Dealer net shares of common stock or cash, not offset by the Purchased Call Options, in an amount based on the excess of the then current market price of the common stock over the strike price of the applicable Sold Warrants. When the average market price of the Company’s common stock for the applicable reporting period exceeds the strike price of the Sold Warrants, potential shares issuable pursuant to the Sold Warrants will be dilutive and will be included in the Company’s diluted earnings per share calculation.

(5)	LIQUIDITY

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

(6)	ROYALTY OBLIGATIONS

Effective June 30, 2004, the Company entered into an agreement (the Innovative Technologies Agreement) with Innovative Technologies, L.L.C. (Innovative Technologies) that effectively amended the Company’s obligation in its entirety under previous existing agreements with Innovative Technologies. The previous agreements were executed in connection with the Company’s acquisition of certain of its intellectual property from Innovative Technologies in prior years. The Innovative Technologies Agreement provides for an upfront fee of $200,000, which was paid on July 1, 2004, and a 1% royalty on net sales (as defined in the Innovative Technologies Agreement) for a period of 10 years for up to a total of $1,000,000, whichever comes first. No royalties have been paid under this agreement through October 1, 2006.

(7)	RELATED PARTY TRANSACTIONS

The Company has a lease agreement with Third Security, LLC, (Third Security) an entity controlled by the Company’s current Chairman, President, and Chief Executive Officer, Randal J. Kirk, for certain executive and administrative office space. The current monthly rental is $6,210. The Company also has an administrative services agreement with Third Security, pursuant to which Third Security provides certain administrative services for a fee. The monthly fee is based on an hourly billing rate for each individual who provides services multiplied by the number of hours of services performed by such individual. The agreement may be terminated upon written notice at any time by the Company. During August 2006, the Company exercised one year options under both the lease and administrative services agreements. The Company recognized approximately $120,000 and $299,000 of expense under the administrative services and lease agreements for the three and nine months ended October 1, 2006 and approximately $108,000 and $358,000 for the three and nine months ended October 2, 2005, respectively. The unpaid portion of these amounts is included in Due to Affiliates in the accompanying consolidated balance sheets as of October 1, 2006 and January 1, 2006.

(8)	NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and denominators of the net income (loss) per share computations for the periods presented:

Index

	Net income (loss) (numerator)	Shares (denominator)	Per share amount
Three month period ended October 2, 2005:
Basic net (loss) per share	$(9,101,462)	36,063,634	$(0.25)
Effect of dilutive securities	—	—
Diluted net (loss) per share	$(9,101,462)	36,063,634	$(0.25)
Three month period ended October 1, 2006:
Basic net (loss) per share	$(13,608,602)	35,561,269	$(0.38)
Effect of dilutive securiities	—	—
Diluted net (loss) per share	$(13,608,602)	35,561,269	$(0.38)
Nine month period ended October 2, 2005:
Basic net (loss) per share	$(22,128,128)	35,820,410	$(0.62)
Effect of dilutive securities	—	—
Diluted net (loss) per share	$(22,128,128)	35,820,410	$(0.62)
Nine month period ended October 1, 2006:
Basic net (loss) per share	$(10,147,913)	36,229,409	$(0.28)
Effect of dilutive securities	—	—
Diluted net income (loss) per share	$(10,147,913)	36,229,409	$(0.28)

For the three and nine months ended October 1, 2006 and October 2, 2005, the total number of potential shares of common stock to be issued pursuant to the exercise of stock options and SARs would dilute net loss per share. Therefore, these potential shares, which totaled 696,668 and 895,973 for the three and nine months ended October 1, 2006, respectively, were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

(9)	STOCK-BASED COMPENSATION

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

Index

Stock option activity for the nine months ended October 1, 2006, was as follows:

	Number of shares	Weighted average exercise price
Balance at January 1, 2006	1,216,836	6.50
Granted	193,000	31.12
Exercised	(341,668)	3.11
Expired or Forfeited	(43,000)	29.12
Balance at October 1, 2006	1,025,168	11.32

At October 1, 2006, the number, weighted-average exercise price and weighted-average remaining contractual life of outstanding options and the number and weighted-average exercise price of options currently exercisable are as follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted-average exercise price	Remaining contractual life (in years)	Number of options	Weighted-average exercise price
$1.25 - $1.29	206,633	$1.28	5.43	164,959	$1.28
$3.33- $4.00	360,867	$3.91	7.37	245,867	$3.86
$7.11-11.60	164,668	$11.47	8.47	160,000	$11.60
$22.31 - $26.17	158,000	$23.27	9.12	-	$-
$28.67 - $33.55	135,000	$32.32	9.36	-	$-

Aggregate intrinsic value of options outstanding and options exercisable at October 1, 2006 was approximately $13.9 million and $11.7 million, respectively. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $25.73 as of September 29, 2006, and the exercise price multiplied by the number of options outstanding. The aggregate intrinsic value of stock options exercised during the three and nine months ended October 1, 2006 was $40,949 and $9.3 million, respectively.

As of October 1, 2006, there was approximately $3.1 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of approximately 18.9 months.

Effective March 29, 2005, the Compensation Committee of the Board granted a total of 1,278,000 SARs to the Company’s three executive officers. Of these SARs, 600,000 were granted under the Plan and 678,000 were granted under stand alone agreements not covered by the Plan. These SARs, of which 958,500 are payable in cash and 319,500 are payable in common stock, have an exercise price of $12.00, which was the closing price of the Company’s common stock on the date of grant, and vest on the third anniversary of the date of grant. On January 19, 2006, the Compensation Committee of the Board granted a total of 639,000 SARs to the same three executive officers. Of these SARs, 519,500 were granted under the Plan and 119,500 were granted under stand alone agreements not covered by the Plan. These SARs, of which 479,250 are payable in cash and 159,750 are payable in common stock, have an exercise price of $32.71, which was the closing price of the Company’s common stock on the date of grant, and vest over a three year period in equal annual installments. The common stock issued upon the vesting of all stock-based SARs will vest upon the second anniversary following the exercise of the SARs. On August 24, 2006, in recognition of employee performance, the Board approved a modification to certain of the SARs to be settled in common stock and in cash by accelerating the vesting to fully vested status. In the case of SARs to be settled in common stock upon the exercise of the SARs, the two year holding requirement was waived.

The Company has established an objective formula that takes into consideration the Company’s financial position and historical operating cash requirements that must be met as a condition of exercise for the SARs payable in cash. The Company reviews the likelihood of meeting the condition established by the formula when assessing the accounting treatment for the SARs payable in cash. Currently, the Company’s assessment is that it is probable that the condition to exercise established by the formula will be met, and therefore, the Company has accrued the projected obligation for these SARs. In the event that the Company deems the likelihood of meeting the condition to exercise established by the formula to be remote, then it would no longer continue to accrue the projected obligation for the SARs payable in cash. The Company recognized total stock-based compensation expense of $1,056,000 and $5,086,000 related to the SARs to be settled in cash during the three and nine months ended October 1, 2006, respectively and $2,351,000 and $2,917,000 related to SARs to be settled in common stock during the three and nine months ended October 1, 2006, respectively,.

Index

Aggregate intrinsic value of outstanding SARs to be settled in cash and in common stock at October 1, 2006 was $13,160,000 and $4,387,000, respectively. Aggregate intrinsic value of vested SARs to be settled in cash and in common stock at October 1, 2006 was $1,755,000 and $1,755,000, respectively.

As of October 1, 2006, there was approximately $8.2 million and $2.4 million of total unrecognized compensation cost related to SARs to be settled in cash and in common stock, respectively. These costs are expected to be recognized over weighted-average periods of approximately 18.8 and 41.3 months, respectively.

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

(10)	CONTINGENCIES

From time to time, the Company may become involved in litigation in the normal course of business. Management believes that any costs resulting from such litigation will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

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

(11)	STOCK SPLIT

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

(12)	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

Index

In September 2006, the SEC staff issued Staff Accounting Bulletin No.108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. The Company is currently evaluating the impact of SAB 108 on its consolidated financial position and results of operations and does not anticipate the impact to be material to its financial statements.

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

Index

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements as our actual results may differ materially from those anticipated in these forward-looking statements. We discuss many of these risks in greater detail in Item 1A under the heading “Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarter ended July 2, 2006, filed on August 8, 2006, with the SEC. The forward-looking statements made in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not intend to update any of these factors or to announce publicly the results of any revisions to any of its forward-looking statements, other than as required under the federal securities laws.

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

All of our drug candidates developed to date using our proprietary Carrierwave technology are small molecules designed for oral delivery. Each consists of an active pharmaceutical ingredient, like amphetamine or an opioid, attached to an adjuvant. Our adjuvants are comprised of various substances such as peptides, amino acids, lipids and nucleic acids. We refer to our products as CBDs because (i) they are derivatives of underlying active agents, (ii) our preclinical and clinical tests to date indicate that it would be impractical to use them except when taken as directed, and (iii) our preclinical tests to date indicate that at doses above the therapeutic window there is dose attenuation. As such, we believe that our CBDs are eligible for composition of matter patent claims, despite the fact that the actives on which the CBDs are based are known. We believe that the breakdown of the active from the adjuvant occurs at specifically targeted sites of enzymatic activity in the body. In the case of our current Carrierwave compounds, the site of enzymatic activity is primarily in the gastrointestinal tract. At the target site, enzymes hydrolyze or cleave the adjuvant from the active pharmaceutical ingredient, releasing the active pharmaceutical ingredient into circulation. Consequently, we believe that our technology may reduce the extent of abuse and prevent overdosing.

NRP104 (lisdexamfetamine dimesylate), our most advanced compound, is a CBD of d-amphetamine, a stimulant widely used to treat ADHD. NRP104 is a new chemical entity in which d-amphetamine is covalently linked to l-lysine, a naturally occurring amino acid. Studies indicate that NRP104 remains inactive until converted in the body and the active, d-amphetamine, is gradually released. We developed NRP104 as a once-a-day medication to provide efficacy throughout the day up to 6 p.m. ADHD is a well-studied childhood psychiatric disorder that has been recently recognized in adults as well. ADHD interferes with an individual’s ability to regulate activity level and behavior and to sustain focus on tasks in developmentally appropriate ways.

Index

On September 12, 2006, we announced that the desired safety and efficacy endpoints were met in our NRP104.302 study, a long-term, open-label and single-arm study of NRP104 in doses of 30mg, 50mg or 70mg per day in pediatric patients diagnosed with ADHD. A total of 293 patients with ADHD were enrolled in this multi-center trial, the results of which were submitted to the FDA.

On October 6, 2006 we received an approvable letter from the FDA for 30mg, 50mg and 70mg capsules of NRP104 for the treatment of ADHD in children aged 6 - 12. According to the FDA, marketing approval of NRP104 is contingent upon final scheduling by the U.S. Drug Enforcement Administration (DEA). The FDA did not request any additional studies as a condition for approval of NRP104. The approvable letter indicates that the Controlled Substance Staff of the FDA has initially recommended that NRP104 be placed in Schedule II of the Controlled Substance Act (CSA). Under the CSA, the scheduling recommendation of FDA and of its parent agency, the Department of Human and Health Services (DHHS), is required to be transmitted to the DEA, which initiates and ultimately completes the formal scheduling process under the CSA, including publication of a proposed and final scheduling action in the Federal Register.

On October 24, 2006, we submitted our responses to the FDA to address questions and clarifications raised by the FDA in the approvable letter. Pending final labeling discussions and a scheduling assignment from the DEA, we are preparing for a product launch in the second quarter of 2007.

In May 2006, we initiated a pivotal phase 3 clinical trial for NRP104 for the treatment of ADHD in adult populations. On September 12, 2006 we announced that the enrollment numbers have been met for the NRP104.303 study, which will examine the safety and efficacy of NRP104 as a treatment for ADHD in adult populations (ages 18-52). We anticipate filing a supplemental new drug application (NDA) on three doses of NRP104 (30mg, 50mg, and 70mg) for the treatment of ADHD in adult populations in the second quarter of 2007.

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

NRP290, our second most advanced compound, is a CBD of hydrocodone, an opioid widely used in combination with other non-opioid analgesics to treat acute pain. On June 28, 2005, we announced the submission of an investigational new drug application (IND) to the FDA for NRP290. The IND became effective for studies of NRP290 in July 2005. Acute pain usually lasts for a short time, typically not more than a month. Treatment for acute pain may consist of non-opioid analgesics and non-steroidal anti-inflammatory drugs. In more severe cases of acute pain, opioids, such as Lortab, Vicodin and Vicoprofen and Demerol, are commonly prescribed. While opioids are the most effective drugs available for treating pain, concerns about their potential for abuse and addiction have resulted in most opioids being classified as Schedule II (e.g., oxycodone, hydrocodone, codeine) or Schedule III (e.g., oxycodone and hydrocodone combination products) drugs by the DEA, making their use subject to more stringent restrictions and controls than more favorably scheduled and unscheduled drugs. Repeated administration of opioids, including hydrocodone, can create physical and psychological dependence as well as increased tolerance, and opioids generally carry the potential for abuse and overdose. Overdose can result in respiratory depression, coma, hypotension, cardiac arrest and death. Current formulations of some opiate drugs are often abused as crushing or solubilizing creates a rapidly available, large dose of active substance that can be ingested, inhaled or injected. We have completed two pharmacokinetic clinical studies for NRP290, the results of which showed comparable bioavailability and the absence of intact NRP290 conjugates in the bloodstream.

On October 13, 2006, we met with the FDA for our End of Phase II Meeting with respect to NRP290 and obtained the FDA’s input with respect to the clinical and non clinical studies required to support the filing of the NDA application on NRP290.

Under our NRP409 program, our Carrierwave triiodothyronine (T3) hormone is being developed as a replacement or supplemental therapy in patients with primary hypothyroidism and other indications. We believe that by reducing the variability of the hormone’s availability, while reducing the safety risk associated with other T3 based therapies, NRP409 may mark the first significant improvement in thyroid hormone replacement therapy (HRT) in approximately half a century. We filed an IND for NRP409 on June 29, 2006. We anticipate commencing clinical studies on NRP409 in the first quarter of 2007. We anticipate that NRP409 should warrant a relatively abbreviated development pathway and hope to file an NDA by the end of 2007. While the U.S. market for thyroid HRTs is significant, the field of endocrinology is concentrated enough that we expect to be able to commercialize and market NRP409 without a partner.

Index

Under our NRP388 program, we entered into an exclusive licensing agreement with the Ernest Gallo Clinic Research Center at the University of California San Francisco to investigate a new approach toward improving the use of opioid analgesics in the treatment of pain by reducing the development of tolerance. In October 2006, we terminated this program to focus on internal pipeline projects based on our Carrierwave technology.

On June 29, 2005, the Company entered into a letter agreement with Optimer Pharmaceuticals, Inc. (Optimer) for the development of one or more proprietary pharmaceutical products comprising carbohydrate conjugates of iron for administration by injection using Optimer’s proprietary carbohydrate synthesis technology. In October 2006, we terminated this program to focus on internal pipeline projects based on our Carrierwave technology.

During the quarter ended October 1, 2006, we sold $137,750,000 aggregate principal amount of 3.5% convertible subordinated notes due 2013 (Notes) to qualified institutional buyers in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. The aggregate principal amount of the Notes sold reflects a partial exercise by the Initial Purchasers of their option to purchase additional Notes to cover over-allotments. The Notes will bear interest at the rate of 3.5% per year. Interest will be payable in cash semiannually in arrears on February 1 and August 1 of each year, beginning February 1, 2007. Concurrent with the issuance of the Notes, we purchased convertible note hedges in private transactions at a cost of $43,529,000 to cover, subject to customary anti-dilution adjustments, 4,005,816 shares of our common stock at strike prices that correspond to the initial conversion prices of the Notes. We also sold warrants in private transactions and received net proceeds of $29,478,500 to acquire 4,005,816 shares of our common stock, subject to customary anti-dilution adjustments. Contemporaneously with the closing of the sale of the Notes, a portion of the net proceeds from the Notes issuances and the proceeds of the warrant transactions were used to repurchase $41.0 million or 1,490,367 shares of our common stock under a prepaid forward purchase agreement. Additionally, our Board authorized a stock repurchase program whereby management may direct the repurchase of up to $10 million in common stock. To date there have been no purchases under the program.

Throughout our history, we have incurred significant losses. We may incur additional losses for our fiscal year ending December 31, 2006. As of October 1, 2006, we had an accumulated deficit of approximately $80.0 million.

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

Index

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

The following table summarizes, from inception and for the three and nine months ended October 1, 2006, the total external development costs associated with (i) our Carrierwave technology and our earlier related iodothyronine technology, all of which costs are included in the Carrierwave line item in the table below as historically we made no efforts to separate such costs, (ii) each of our current lead product candidates and (iii) other preclinical development.

	Three months ended October 1, 2006	Nine months ended October 1, 2006	Inception to October 1, 2006
	(in thousands)
NRP104	$6,737	$13,070	$32,849
NRP290	743	957	2,896
NRP409	438	1,067	1,233
Other preclinical development	22	353	1,144
Carrierwave/thyroid	—	—	5,488
Total	$7,940	$15,447	$43,610

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

Index

Other Income (Expense). Other income (expense) primarily consists of interest income and interest expense. Interest income consists of interest earned on cash and cash equivalents and short-term investments. Interest expense consists primarily of interest on the Notes.

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

Three Months Ended October 1, 2006 Compared to Three Months Ended October 2, 2005

Revenues. During the three months ended October 1, 2006, we recognized approximately $5,025,000 of revenue from our collaboration agreement with Shire. Such amount represents the revenue recognition of certain non-refundable payments received over the related performance period of the deliverables under the collaboration agreement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1,898,000, or 44%, to $6,225,000 for the three months ended October 1, 2006 from $4,327,000 for the three months ended October 2, 2005. This increase was primarily attributed to approximately $3,190,000 of shared marketing expenses with Shire in accordance with the collaboration agreements, net of a decrease of approximately $710,000 in stock-based compensation expense. Stock-based compensation expense for the three months ended October 1, 2006 was $1,036,000 and represented the cost related to stock options and SARs granted to certain executives and management personnel that is being recognized in accordance with SFAS 123(R) over the vesting period of such options and SARs. Stock-based compensation expense for the three months ended October 2, 2005 was $1,746,000 and related to SARs prior to the adoption of SFAS 123(R).

Research and Development Expenses. Research and development expenses increased $8,045,000, or 153%, to $13,292,000 for the three months ended October 1, 2006 from $5,247,000 for the three months ended October 2, 2005. Increases in external development costs and stock-based compensation primarily accounted for this increase. The increase in external development costs was approximately $4,287,000. This increase is due to manufacturing costs of validation batches of NRP104 as such costs are not capitalized prior to receipt of regulatory approval and an increase in external development work associated with NRP409. Stock-based compensation increased approximately $3,631,000 and is associated with the modification of certain SARs and outstanding options that accelerated vesting in recognition of an employee’s performance. Stock-based compensation expense for the three months ended October 1, 2006 was $3,998,000 and represents the cost related to SARs and options granted to research and development personnel that is being recognized in accordance with SFAS 123(R) over the vesting period of such SARs and options. Stock-based compensation expense for the three months ended October 2, 2005 was $367,000 and related to SARs prior to the adoption of SFAS 123(R).

Index

The following table shows the aggregate changes in our research and development expenses.

	Three Months Ended
Research and development expenses	October 1, 2006	October 2, 2005
	(in thousands)
Direct project costs:
Personnel, benefits and related costs	$5,002	$1,017
Consultants, supplies, materials and other direct costs	204	486
External development costs	7,940	3,653
Total direct costs	13,146	5,156
Indirect costs	146	91
Total	$13,292	$5,247

Other Income. For the three months ended October 1, 2006, other income included approximately $1,922,000 of interest income earned primarily from investing the proceeds received pursuant to the collaboration agreement with Shire and the proceeds received from our Notes, net of interest expense on the Notes subsequent to issuance. Other income for the three months ended October 2, 2005 included approximately $516,000 of interest income earned primarily from investing the proceeds from our initial public offering and the initial upfront payment from Shire pursuant to the collaboration agreement.

Nine Months Ended October 1, 2006 Compared to Nine Months Ended October 2, 2005

Revenues. During the nine months ended October 1, 2006, we recognized approximately $31,850,000 of revenue from our collaboration agreement with Shire. Such amount represents the revenue recognition of certain non-refundable payments received over the related performance period of the deliverables under the collaboration agreement.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $10,448,000, or 113%, to $19,721,000 for the nine months ended October 1, 2006 from $9,273,000 for the nine months ended October 2, 2005. This increase was primarily attributed to an increase of approximately $7,378,000 of shared marketing expenses with Shire under the collaboration agreements and an increase in stock-based compensation expense of $3,777,000, primarily associated with the adoption of SFAS 123(R). Stock-based compensation expense for the nine months ended October 1, 2006, was $5,821,000 and represents the cost related to stock options and SARs granted to certain executives and management personnel that is being recognized in accordance with SFAS 123(R) over the vesting period of such options and SARs. Stock-based compensation expense for the nine months ended October 2, 2005 was $2,044,000 and related to SARs prior to the adoption of SFAS 123(R). These increases were partially offset by a $1,500,000 fee incurred and paid to an investment banking firm during the nine months ended October 2, 2005 for managing the process through which we were able to evaluate various partnering alternatives prior to successful completion of our collaboration agreements with Shire.

Research and Development Expenses. Research and development expenses increased $10,318,000, or 73%, to $24,390,000 for the nine months ended October 1, 2006 from $14,072,000 for the nine months ended October 2, 2005. Increases in external development expenses and stock-based compensation primarily accounted for this increase. External development increased $4,709,000. This increase is due to manufacturing costs of validation batches of NRP104 as such costs are not capitalized prior to receipt of regulatory approval and an increase in external development work associated with NRP409. Stock-based compensation increased approximately $4,763,000 and is associated with the adoption of SFAS 123(R). Stock-based compensation expense for the nine months ended October 1, 2006 was $5,205,000 and represents the cost related to SARs and options granted to research and development personnel that is being recognized in accordance with SFAS 123(R) over the vesting period of such SARs and options. Stock-based compensation expense for the nine months ended October 2, 2005 was $442,000 and related to SARs prior to the adoption of SFAS 123(R).

Index

The following table shows the aggregate changes in our research and development expenses.

	Nine Months Ended
Research and development expenses	October 1, 2006	October 2, 2005
	(in thousands)
Direct project costs:
Personnel, benefits and related costs	$7,933	$2,020
Consultants, supplies, materials and other direct costs	636	962
External development costs	15,447	10,738
Total direct costs	24,016	13,720
Indirect costs	374	352
Total	$24,390	$14,072

Other Income. For the nine months ended October 1, 2006, other income included approximately $3,945,000 of interest income earned primarily from investing the proceeds received pursuant to the collaboration agreement with Shire and the proceeds received from our Notes, net of interest expense on the Notes subsequent to issuance. Other income for the nine months ended October 2, 2005 included approximately $1,337,000 of interest income earned primarily from investing the proceeds from our initial public offering and the initial upfront payment from Shire pursuant to the collaboration agreement.

Liquidity and Capital Resources

Our operations from 2001 through October 1, 2006, have been funded primarily from proceeds of approximately $17,282,000 raised from various private placements of our common stock, $33,600,000 of gross proceeds from the initial public offering of our common stock on August 10, 2004, $50,000,000 received on each of February 11, 2005 and February 6, 2006 in accordance with the terms of our collaboration agreements with Shire, and $137,750,000 of gross proceeds from our Notes offering in July 2006 (including the overallotment option that was exercised on August 7, 2006), as follows:

Fiscal year	Number of shares (1)		Price per share(1)	Gross Proceeds
2001	300,000		$3.33	$1,000,000
2002	2,245,000		1.25	2,806,250
2002	4,077,720	(2)	1.25	5,097,151
2003	2,823,200		1.25	3,529,000
2004	1,940,000		2.50	4,850,000
2004 - Initial public offering	8,400,000		4.00	33,600,000
2005 - Shire collaboration	—		—	50,000,000
2006 - Shire collaboration	—		—	50,000,000
2006 - Convertible notes	—		—	137,750,000
	19,785,920			$288,632,401
__________________

(1)	As adjusted for a one-for-two reverse stock split effective August 3, 2004 and a two-for-one stock split effected in the form of a stock dividend effective January 13, 2006.
(2)
Represents shares issued upon the conversion of a convertible promissory note by RJK, L.L.C., an entity controlled by Mr. Kirk, our Chairman, President and Chief Executive Officer, in the original amount of $5,000,000 plus accrued interest of $97,151. We received the $5,000,000 of proceeds from the note issuance in August 2001.

At October 1, 2006, we had cash and cash equivalents of $73,975,000 compared to $3,516,000 at January 1, 2006. Our cash equivalents are highly liquid investments in money market funds and commercial paper. We maintain cash balances with financial institutions in excess of insured limits. We also maintained short-term investments of $88,825,000 and $49,250,000 at October 1, 2006 and January 1, 2006, respectively, in auction rate municipal bonds. We record these short-term investments at cost, which approximates fair market value due to (i) the securities’ variable interest rates, which typically reset every 28 to 35 days, and (ii) the fact that we have the ability to liquidate readily these securities, despite the long-term nature of their stated contractual maturities. We do not anticipate any losses with respect to such cash and cash equivalents and short-term investment balances.

Index

Cash provided by operations was $31,049,000 for the nine months ended October 1, 2006 compared to $30,304,000 for the nine months ended October 2, 2005. We received an upfront payment of $50,000,000 in February 2005 under the terms of our collaboration agreement with Shire and a milestone payment of $50,000,000 under the same agreement in February 2006. Cash used in investing activities was $39,804,000 for the nine months ended October 1, 2006 compared to $33,701,000 for the nine months ended October 2, 2005. The increase is due to the net change in activity in short-term investments. Net proceeds provided by financing activities was $79,215,000 for the nine months ended October 1, 2006 compared to $1,101,000 for the nine months ended October 2, 2005. This increase is due to proceeds of approximately $133,218,000, net of issuance costs, received from our Notes offering and proceeds of approximately $29,478,000 received from the issuance of warrants to purchase our common stock. These receipts were offset by proceeds used to purchase convertible note hedges for $43,529,000 and proceeds used to purchase the Company’s common stock under a prepaid forward purchase contract for $41,000,000.

The following table summarizes our contractual obligations at October 1, 2006 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Due within 1 year	Due 1 to 5 years	Thereafter
	(in thousands)
Operating lease obligations	$319	$319	$—	$—
Capital lease obligations	33	24	9	—
Research and development contracts	21,380	21,380	—	—
Inventory purchase commitments	3,156	3,156	—	—
Interest payments on convertible notes	33,825	5,684	24,106	4,035
Convertible notes	137,750	—	—	137,750
Total contractual cash obligations	$196,463	$30,563	$24,115	$141,785

As a result of the exercise of our co-promotion right for NRP104 under our collaboration agreement with Shire on July 25, 2006, we are committed to co-promote the product for at least 24 months and to provide 25% of the total details for the product during the 24-month period. The total cost of this commitment cannot be reasonably estimated at this time.

Excluded from the table are royalty payments that we may be obligated to pay to Innovative Technologies L.L.C. in the future. Such future royalty payments are contingent on product sales and are based on 1% of net sales (as defined in the Innovative Technologies agreement) for a period of 10 years or up to a total of $1 million, whichever occurs first. Also excluded from the table are payments that we may be obligated to make under our agreements with Depomed, Inc. Such payments are contingent upon the achievement of certain milestones, royalties on future product sales, and development costs which are reimbursed at a full-time equivalent rate or cost-plus basis, the total cost of which cannot reasonably be estimated.

As of October 1, 2006, our long-term contractual obligations consisted of our Notes and a capital lease for equipment used in our research operations. Our operating leases are for our research and development facilities and our administrative offices. The lease for the research and development facilities expired at the end of July 2006 and was renewed for a one year period and requires monthly payments of approximately $11,500. We may renew this lease for successive one-year periods thereafter. Effective June 1, 2006, we entered into a lease agreement for research and development facilities, which are intended to expand our current research capabilities and to replace our current facilities. This lease is with the same landlord as our existing facilities and upon moving into these new facilities, we will be allowed to cancel the remaining term of our current lease. Rent for the new facilities does not commence until construction for the final up-fit of the facilities begins. At such time, rent will be charged on a pro-rated basis, based on the specific area of the facilities for which construction has begun. During August 2006, construction began on certain areas of the facilities for which the pro-rated rent was approximately $7,000 per month.  Rent for the new facilities will require monthly payments of approximately $23,668 month once construction commences on all areas. We maintain an operating lease agreement with Third Security for offices occupied by certain of our executive and administrative staff. The lease was initially for 24 months and expired in August 2006. We renewed this lease for the first of three one-year periods in August 2006 under terms similar to the initial terms. The currently monthly rental is $6,210. We also have in-progress research and development contracts performed by third parties. As of October 1, 2006, we had commitments, which consist primarily of external development work, with third parties totaling approximately $33,905,000 of which approximately $8,406,000 was accrued at October 1, 2006 and $12,974,000 had not yet been incurred.

Index

Effective May 18, 2006, we entered into an Active Pharmaceutical Ingredient Supply Agreement with Organichem Corporation (Organichem) for the non-exclusive manufacture and supply of NRP104 by Organichem for us. Under the terms of this agreement, Organichem is to manufacture validation batches and commercial batches once regulatory approval is obtained. Because regulatory approval has not been obtained for NRP104, the costs of validation batches are classified as research and development costs. Accordingly, remaining commitments with Organichem for the manufacture of NRP104 validation batches are included in the research and development commitments total in the preceding paragraph and in the table above. Although production of commercial batches of NRP104 has not begun, we were required to issue purchase orders to Organichem for such batches in order for Organichem to secure the necessary quotas from the DEA to procure d-amphetamine to manufacture NRP104. The total of these purchase commitments is approximately $3,156,000.

Effective August 18, 2006, the Company entered into a Drug Product Supply Agreement with Patheon Pharmaceuticals Inc. (Patheon) for the non-exclusive manufacture and supply of NRP104 capsules by Patheon for the Company.   Under the terms of this agreement, Patheon is to manufacture validation batches and commercial batches once regulatory approval is obtained.  In accordance with the Company’s policy, expenses in connection with validation batches manufactured prior to regulatory approval are recorded as research and development expenses.  In October 2006, purchase orders in the total amount of approximately $906,000 were issued to Patheon under this agreement. The Company issued a purchase order in the amount of approximately $370,000 for manufacture of the validation batches and a purchase order in the amount of approximately $536,000 for commercial batches for commercial launch.  Since these purchase orders were issued in October 2006, they are excluded from the table above.

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

Our future capital requirements will depend on a number of factors, including milestone payments received under our collaboration agreement with Shire, the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital equipment requirements for at least the next 18 months.

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

Index

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

We have not recorded any tax provision or benefit for the three and nine months ended October 1, 2006 and October 2, 2005. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured. At January 1, 2006, we had federal net operating loss carry forwards of approximately $72,127,000 available to reduce future taxable income, which will begin to expire in 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of October 1, 2006, our exposure to market risk was confined to our cash and cash equivalents that have maturities of less than three months and our short-term investments in auction rate municipal bonds. We record our investment in auction rate municipal bonds at cost, which approximates fair market value due to (i) the securities’ variable interest rates, which typically reset every 28 to 35 days, and, (ii) the fact that the Company has the ability to liquidate readily these securities, despite the long-term nature of their stated contractual maturities. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash and cash equivalents and the reset terms of our investments in auction rate municipal bonds, we do not believe that an increase in market rates would have any significant impact on their realized value. As more fully discussed in the notes to the consolidated financial statements (note 4 - Convertible Notes) and in the overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have entered into certain hedging transactions in connection with our issuance of $137,750,000 of Notes.

Index

Item 4. Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d - 15(e) under the Exchange Act) as of October 1, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our design and operation of disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is accumulated and communicated to our management and is recorded, processed, summarized and reported as specified in SEC rules and forms.

There has been no change in our internal control over financial reporting during the quarter ended October 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

We are not presently involved in any legal proceedings that, in our opinion, could have a material adverse effect on our business or financial condition.

Item 1A.	Risk Factors

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of Quarterly Report on Form 10-Q for the quarter ended July 2, 2006 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our operating results of our business and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended July 2, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer purchases of equity securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 3, 2006 through August 1, 2006	1,490,367 (1)	$27.51	1,490,367	$10,000,000
August 2, 2006 through September 1, 2006	_	_	_	$10,000,000
September 2, 2006 through October 1, 2006	_	_	_	$10,000,000
(1)In connection with the sale of the Notes in July 2006, the Company entered into a prepaid forward purchase contract (the “Forward Purchase Contract”) with an affiliate of Merrill Lynch & Co. (the “Dealer”). Pursuant to the Forward Purchase Contract, and or through one or more block-trades with affiliates of the Dealer, the Company repurchased contemporaneously with the sale of the Notes, an aggregate of $41.0 million of shares of common stock from the Dealer (1,490,367 shares of its common stock at $27.51, the last quoted sale price of the Company’s common stock on July 19, 2006). Additionally, the Company’s Board of Directors authorized a stock repurchase program whereby management may direct the repurchase of up to $10 million in common stock. There have been no repurchases under this program.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None.

Item 5.	Other Information.

Index

The following disclosure would otherwise have been filed on Form 8-K under the heading “Item 1.01 - Entry into a Material Definitive Agreement”.

Effective August 18, 2006, the Company entered into a Manufacturing Services Agreement (the Manufacturing Agreement) with Patheon Pharmaceuticals Inc. (Patheon) for the non-exclusive manufacture and supply of NRP104 capsules by Patheon for the Company.   Under the terms of the Manufacturing Agreement, Patheon is to manufacture validation batches and commercial batches once regulatory approval is obtained.  In accordance with the Company’s policy, expenses in connection with validation batches manufactured prior to regulatory approval are recorded as research and development expenses.  In October 2006, purchase orders in the total amount of approximately $906,000 were issued to Patheon under the Manufacturing Agreement . The Company issued a purchase order in the amount of approximately $370,000 for manufacture of the validation batches and a purchase order in the amount of approximately $536,000 for commercial batches for commercial launch. A copy of the Manufacturing Agreement is attached hereto as Exhibit 10.23, and is incorporated herein by reference.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit 10.23* - Manufacturing Services Agreement between Patheon Pharmaceuticals, Inc and New River Pharmaceuticals Inc., dated as of August 18, 2006.

Exhibit 31(a) - Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Randal J. Kirk

Exhibit 31(b) - Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Krish S. Krishnan

Exhibit 32(a) - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randal J. Kirk

Exhibit 32(b) - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Krish S. Krishnan

____________________

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

NEW RIVER PHARMACEUTICALS INC. (Registrant)

Date: November 9, 2006	/s/ Randal J. Kirk
Randal J. Kirk
Chairman, President and Chief Executive Officer
(Principal executive officer)

Date: November 9, 2006	/s/ Krish S. Krishnan
Krish S. Krishnan
Chief Operating Officer, Chief Financial Officer and Secretary
(Principal financial and accounting officer)