Form 10-K
period 2006-12-31
NEW RIVER PHARMACEUTICALS INC
filed 2007-03-14
CIK 1288379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-50851

NEW RIVER PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Virginia	54-1816479
(State or other Jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
1881 Grove Avenue Radford, Virginia (Address of principal executive offices)	24141 (zip code)
(540) 633-7978
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
(Title of class)
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 2, 2006 was $381,206,538 (based on the closing price for shares of the registrant’s Common Stock as reported on the NASDAQ National Market on that date). In determining this figure, the registrant has assumed that all of its directors, officers and persons owning 10% or more of the outstanding common stock are affiliates. This assumption shall not be deemed conclusive for any other purpose.

As of March 12, 2007, there were 37,051,564 shares of the registrant’s common stock, $.001 par value per share, outstanding.

In this Annual Report on Form 10-K (the “Form 10-K”), the “Company,” “we,” “us” and “our” refer to New River Pharmaceuticals Inc., a Virginia corporation. This Form 10-K also contains trademarks of third parties. Each trademark of another company appearing in this Form 10-K is the property of its owner.

PART I

ITEM 1.	BUSINESS

Overview

On February 20, 2007, New River Pharmaceuticals Inc. (the Company), Shire plc (Parent) and Shuttle Corporation, an indirect wholly-owned subsidiary of Parent (Merger Sub), entered into an Agreement of Merger (the Merger Agreement).

Subject to the terms and conditions of the Merger Agreement, (i) Merger Sub will commence a tender offer (the Offer) to purchase all of the outstanding shares of the Company’s common stock, par value $0.001 per share (the Common Stock), at a purchase price of $64.00 per share of Common Stock in cash (such purchase price per share of Common Stock, or greater purchase price per share of Common Stock at which shares of Common Stock are purchased in the Offer, the Offer Price) and (ii) following consummation of the Offer, Merger Sub will be merged (the Merger) with and into the Company, with each outstanding share of Common Stock (other than shares of Common Stock owned by any wholly-owned subsidiary of the Company, by Parent or Merger Sub or by any direct or indirect wholly-owned subsidiary of Parent, and shares as to which appraisal rights have been properly exercised and not withdrawn in accordance with the applicable provisions of the Virginia Stock Corporation Act) being converted into the right to receive the Offer Price in cash, without interest thereon. The Company will survive the Merger as an indirect wholly-owned subsidiary of Parent. Any unexercised options or stock appreciation rights to purchase shares of Common Stock outstanding immediately prior to the effective time of the Merger will, at the effective time of the Merger, automatically be cancelled and the holder thereof will be entitled to receive an amount in cash equal to the excess, if any, of the Offer Price over the per share exercise price of such option or stock appreciation right, multiplied by the number of shares of Common Stock issuable upon exercise of such option or subject to such stock appreciation right.

Subject to the terms and conditions of the Merger Agreement, the Company has granted to Parent a one-time option, which may only be exercised within 10 business days after consummation of the Offer or the expiration of any subsequent offering period, as applicable, to acquire from the Company at a price per share equal to the Offer Price (which may be paid in cash or with a one-year promissory note) up to an additional number of shares of Common Stock such that immediately after the issuance of those additional shares, Merger Sub will own 90% of the outstanding shares of Common Stock on a fully-diluted basis (the Top-Up Option). The Top-Up Option is exercisable only if Merger Sub purchases in the Offer a number shares of Common Stock such that it owns less than 90% of the shares of Common Stock on a fully-diluted basis. The Top-Up Option may not be exercised to the extent the number of shares of Common Stock issuable upon exercise of the Top-Up Option would require approval of the Company’s shareholders under the rules of the Nasdaq Stock Market or would exceed the number of authorized but unissued shares of Common Stock, or if any law or order of a governmental authority would prohibit or require any consent from, or any action by or filing with or notification to, any governmental authority or the Company’s shareholders, in connection with the exercise of the Top-Up Option or the delivery of shares of Common Stock in respect of such an exercise, which has not already been obtained. If the Top-Up Option is exercised by Merger Sub (resulting in Merger Sub owning 90% or more of the outstanding shares of Common Stock), Merger Sub will be able to effect, subject to the terms and conditions of the Merger Agreement, a short-form merger under the Virginia Stock Corporation Act.

In addition, pursuant to the terms of the Merger Agreement, effective upon the purchase of shares of Common Stock pursuant to the Offer, Parent will be entitled to designate a number of directors, rounded up to the next whole number, on the Company’s Board of Directors and Board committees equal to the product of (i) the total number of directors on the Company’s Board of Directors or Board committee, as applicable, and (ii) the percentage that the number of shares of Company Common Stock beneficially owned by Parent and/or Merger Sub bears to the number of shares of Common Stock then outstanding.

The Company and Parent have made customary representations, warranties and covenants in the Merger Agreement. In the Merger Agreement, the Company has covenanted not to solicit alternative transactions or, subject to certain exceptions, to enter into discussions concerning, or provide confidential information in connection with, an alternative transaction. Consummation of the Offer is subject to certain conditions, including approval of the acquisition and an amendment to Parent’s articles of association by Parent’s shareholders, the tender of a majority of the shares of Common Stock on a fully-diluted basis, the expiration or earlier termination of the Hart-Scott-Rodino waiting period, and other customary conditions.

The Merger Agreement contains certain termination rights for both the Company and Parent, and further provides that if the Merger Agreement is terminated under certain circumstances, the Company or Parent may be required to pay the other a termination fee of $70 million and reimburse the other for documented out-of-pocket transaction-related expenses of up to $8 million in the aggregate.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement.

The Merger Agreement governs the contractual rights between the parties in relation to the Offer and Merger. The Merger Agreement has been filed as an exhibit to this Form 10-K to provide investors with information regarding the terms of the Merger Agreement and is not intended to modify or supplement any factual disclosures about Parent or the Company in Parent’s or the Company’s public reports filed with the Securities and Exchange Commission (the SEC). In particular, the Merger Agreement is not intended to be, and should not be relied upon as, disclosures regarding any facts and circumstances relating to Parent or the Company. The representations and warranties contained in the Merger Agreement have been negotiated with the principal purpose of establishing the circumstances in which Merger Sub may have the right not to consummate the Offer, or a party may have the right to terminate the Merger Agreement, if the representations and warranties of the other party prove to be untrue due to a change in circumstance or otherwise, and allocates risk between the parties, rather than establishing matters as facts. The representations and warranties may also be subject to a contractual standard of materiality different from those generally applicable to shareholders.

Randal J. Kirk, the Company’s Chairman of the Board, President and Chief Executive Officer, and certain entities controlled by him (each, a Signing Shareholder), have entered into a Tender and Support Agreement, dated as of February 20, 2007, with Parent (the Tender Agreement). Pursuant to the Tender Agreement, each Signing Shareholder has agreed to validly tender or cause to be tendered in the Offer all shares of Common Stock beneficially owned by such Signing Shareholder pursuant to and in accordance with the terms of the Offer no later than 17 business days after commencement of the Offer. In addition, pursuant to the Tender Agreement, each Signing Shareholder has agreed that during the period beginning on the date of the Tender Agreement and ending on the earlier of (a) the consummation of the Merger, (b) the termination of the Tender Agreement by mutual agreement, and (c) the termination of the Merger Agreement in accordance with its terms (the Agreement Period), each Signing Shareholder shall at any meeting of the Company’s shareholders vote its shares of Common Stock in favor of adoption of the Merger Agreement. The Tender Agreement will automatically terminate at the end of the Agreement Period.

The shares of Common Stock currently owned by such Signing Shareholders represent in the aggregate a majority of the currently outstanding shares of Common Stock. The foregoing description of the Tender Agreement does not purport to be complete and is qualified in its entirety by reference to the Tender Agreement.

While it is expected that the Merger will close by early in our second quarter, the following discussions set forth in our Annual Report on Form 10-K are on a stand-alone basis.

We are a specialty pharmaceutical company developing generational improvements of widely prescribed drugs in large and growing markets. Utilizing our proprietary Carrierwave technology, we are developing new molecular entities that are derivatives of public domain actives and attempt to address certain deficiencies associated with currently marketed drugs. On February 23, 2007, the United States Food and Drug Administration (FDA) granted marketing approval for Vyvanse® (lisdexamfetamine dimesylate) Capsules (Vyvanse), formerly known as NRP104, for the treatment of Attention Deficit Hyperactiviy Disorder (ADHD). The FDA, through the Assistant Secretary for Health of the United States Department of Health and Human Services, has

recommended to the United States Drug Enforcement Administration (DEA) that the active ingredient in Vyvanse be classified as a Schedule II controlled substance. In response to the recommendation, the DEA has published a formal proposal to implement Schedule II classification. Final action by DEA on the scheduling proposal is expected following the close of the comment period on March 26, 2007. Following final scheduling designation, we anticipate the commercial launch of Vyvanse in the second quarter of 2007. We intend to market Vyvanse in three dosage strengths: 30 mg, 50 mg and 70 mg, all indicated for once-daily dosing. Following Vyvanse, the product in our pipeline that is the most advanced in its development is NRP290, which is a conditionally bioreversible derivative (CBD) of hydrocodone designed to treat acute pain. NRP290 is designed to provide overdose protection, less potential for abuse and less potential for addiction while affording comparable efficacy.

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

During July 2006, we sold $137,750,000 aggregate principal amount of 3.5% convertible subordinated notes due 2013 (the Notes) to qualified institutional buyers in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. The aggregate principal amount of the Notes sold reflects a partial exercise by the Initial Purchasers of their option to purchase additional Notes to cover over-allotments. The Notes bear interest at the rate of 3.5% per year. Interest is payable in cash semiannually in arrears on February 1 and August 1 of each year, beginning February 1, 2007. Concurrent with the issuance of the Notes, we purchased convertible note hedges in private transactions at a cost of $43,529,000 to cover, subject to customary anti-dilution adjustments, 4,005,811 shares of our common stock at strike prices that correspond to the initial conversion prices of the Notes. We also sold warrants in private transactions and received net proceeds of $29,478,500 to acquire 4,005,811 shares of our common stock, subject to customary anti-dilution adjustments. Contemporaneously with the closing of the sale of the Notes, a portion of the net proceeds from the Notes issuances and the proceeds of the warrant transactions were used to repurchase $41.0 million or 1,490,367 shares of our common stock under a prepaid forward purchase agreement. Additionally, our Board authorized a stock repurchase program whereby management may direct the repurchase of up to $10 million in common stock. To date there have been no purchases under the program. Under the terms of the Notes, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of a calendar quarter is in excess of 120% of the applicable conversion price per share under the terms of the Notes, then the Notes will become convertible. As of December 31, 2006, the Notes had met this condition and became convertible. The Notes will remain convertible until at least March 31, 2007, which is the next measurement date for determining whether the Notes will be convertible for the next calendar quarter. Through March 12, 2007, none of the outstanding Notes had been converted.

General.  Throughout our history, we have incurred significant losses. We may incur additional losses for our fiscal year ending December 30, 2007. We have not been and may never become profitable. As of December 31, 2006, we had an accumulated deficit of approximately $127 million.

Our company was formed in 1996 by Randal J. Kirk, our Chairman, CEO, and President, and has historically been controlled, managed and funded prior to the initial public offering by Mr. Kirk and his affiliates for the purpose of developing our Carrierwave and other technology. We have engaged in a variety of financial and operational transactions with Mr. Kirk and these affiliates.

Market Opportunity

We are currently developing novel pharmaceuticals for the large and growing markets for amphetamines and opioid analgesics. Amphetamine-based drugs are stimulants of the human nervous system that are widely prescribed to treat pediatric ADHD. Market data estimates that 75% of adult ADHD patient population in the U.S. remain undiagnosed, under-treated or untreated. The adult ADHD market currently makes up for close to 40% of total prescriptions and adult prescription volume grew 9% over 2005. Opioid-based drugs are narcotic analgesics that are commonly prescribed to treat both acute and chronic pain. We expect this market will grow as a result of an aging population, changing attitudes toward pain management, improved diagnostics, enhanced treatment of chronic pain conditions, an increase in the number of surgical procedures and the introduction of new forms of pain management.

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

Advantageous patent treatment.  We believe that the CBDs created through our Carrierwave technology are new molecular entities relative to the drugs on which they are based. As such, we believe that our CBDs are eligible for composition of matter patent claims, despite the fact that the drugs on which the CBDs are based are known. We have filed patent applications directed to Vyvanse and NRP290.

Potentially favorable development pathways.  We are utilizing our Carrierwave technology to produce CBDs consisting of previously approved active pharmaceutical ingredients conjugated with one or more naturally occurring adjuvants. Because the active pharmaceutical ingredients in our CBDs have been previously approved and the adjuvants employed are Generally Recognized as Safe (GRAS), we believe that the regulatory and development timelines of our CBDs may be shorter in comparison to traditional new chemical entities. In the case of Vyvanse, although the NDA was filed under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act, it took us 20 months to complete all the clinical studies required for NDA filing following the effective date of our investigational new drug application (IND). Because the underlying active ingredient in Vyvanse, d-amphetamine, is well known and well understood in terms of its effect, we were able to achieve the required statistical significance in our clinical studies with a study design using fewer subjects. Secondly, based on its relationship with d-amphetamine, we were able to obtain a waiver from the FDA from requirements for long-term carcinogenicity studies on Vyvanse. Based on this experience, we now anticipate filing our NDA for NRP290 for the treatment of acute pain under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act as well. However, in any case, if FDA decides that our proprietary data are not, by themselves, sufficient for a filing under Section 505(b)(1), we would still anticipate seeking FDA marketing approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which, if available to us, would allow our NDA to rely in part on data in the public domain or elsewhere, rather than having to conduct long and costly trials to generate all of the data which are often required in connection with a traditional new chemical entity.

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

Strategy

The principal components of our strategy to maximize the value of our Carrierwave technology are:

Bringing our lead products to market.  Our development and commercialization strategy with our lead products is based on maximizing net present value per share for our shareholders. We believe that this approach permits us to make decisions in the best interests of our shareholders with respect to partnering or self-developing and marketing our product candidates. Even when we deem it in the best interests of our shareholders to partner one of our product candidates, we intend to retain some of the potential upside of, and some of the control with respect to the development of, the product candidate. In our collaboration with Shire with respect to Vyvanse, we retained some of the upside, and we currently control, directly or through contracted third parties, all or most aspects of the product development process, including formulation development, clinical research (including bioavailability, clinical and other studies), regulatory submissions, bulk active ingredient and finished product manufacture. See Vyvanse Overview for further discussion of this collaboration.

Seeking intellectual property protection for our platform and drug candidates.  We are pursuing a two-pronged patent strategy by seeking intellectual property protection for our Carrierwave technology platform and seeking composition of matter and methods of use patents for our CBDs, which we believe are new chemical entities. To date, we have been issued a patent directed to our core Carrierwave technology platform, a patent to our product Vyvanse, as well as patents directed to Carrierwave applied to hydrocodone and oxycodone. We also have applications pending to each of our product candidates.

Seeking shortened development and regulatory approval pathways.  We are utilizing our Carrierwave technology to produce CBDs consisting of previously approved active pharmaceutical ingredients conjugated with one or more naturally occurring adjuvants. Because the active pharmaceutical ingredients in our CBDs have been previously approved and the adjuvants employed are GRAS, we believe that the regulatory and development timelines of our CBDs would be shorter in comparison to traditional new chemical entities. In the case of Vyvanse, although the NDA was filed under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act, it took us 20 months to complete all the clinical studies required for filing, following the effective date of our IND. Because the underlying active ingredient in Vyvanse, d-amphetamine, is well known and well understood in terms of its effect, we were able to achieve the required statistical significance in our clinical studies with a study design using fewer subjects. Secondly, based on its relationship with d-amphetamine, we were able to obtain a waiver from the FDA from requirements for long-term carcinogenicity studies on Vyvanse. Based on this experience, we now anticipate filing our NDA for NRP290 for the treatment of acute pain under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act as well. However, in any case, if FDA decides that our proprietary data are not, by themselves, sufficient for a filing under Section 505(b)(1), we would still anticipate seeking FDA marketing approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which, if available to us, would allow our NDA to rely in part on data in the public domain or elsewhere, rather than having to conduct long and costly trials to generate all of the data which are often required in connection with a traditional new chemical entity.

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

Vyvanse is intended to provide a safer, abuse resistant and effective alternative to current amphetamine-based therapies used to treat ADHD. We are developing NRP290 to treat acute pain as an alternative to Lortab, Vicodin and Vicoprofen. NRP290 is intended to provide a safer, abuse-resistant and an effective alternative to currently marketed opioids. In our NRP409 program, we are currently developing a CBD of triiodothyronine (T3) as a replacement or supplemental therapy in patients with primary hypothyroidism and other indications.

Vvyanse

Overview.  Vyvanse, which was granted marketing approval by the FDA on February 23, 2007, is a CBD of amphetamine, a stimulant widely used to treat ADHD. ADHD is a well-studied childhood psychiatric disorder that has been recently recognized in adults as well. ADHD interferes with an individual’s ability to regulate activity level and behavior and to sustain focus on tasks in developmentally appropriate ways. Estimates of the number of children affected by ADHD vary, but the American Psychiatric Association estimates that 3% to 7% of all children are affected with the disorder. According to Frost & Sullivan, research indicates that rates of treatment fall at the lower end of that range, suggesting that many children with the disorder may go undiagnosed or untreated. ADHD has only recently been recognized in adults, but Frost & Sullivan estimates that 4% of adults in the United States, or approximately 8 million people, have the disease.

Treatments for ADHD have traditionally consisted of behavioral modification, drug therapy or both. Drugs used to alleviate the symptoms of ADHD are broadly segmented into stimulant and non-stimulant therapies, with the stimulant therapies dominating the market. Common stimulants are methylphenidate (Ritalin, Concerta), dextroamphetamine, pemoline (Cylert) and a combination of four different amphetamine forms. Also approved to treat ADHD is a new type of non-stimulant medication such as atomoxetine hydrochloride (Strattera). Stimulants are more widely prescribed than non-stimulant alternative therapies.

Vyvanse has been developed as a CBD of amphetamine for the treatment of ADHD. Vyvanse is an amphetamine conjugated to a specific amino acid. Vyvanse is intended to provide better overdose protection than currently marketed amphetamine products while providing effective treatment of ADHD symptoms when taken as directed. We also believe Vyvanse may minimize the possibility of a patient abusing the drug and the risk of drug diversion. Marketing plans for Vyvanse are now being finalized in light of the newly-approved labeling for the product and the anticipated placement of the active ingredient by DEA in Schedule II.

On January 31, 2005, we entered into a collaboration agreement with Shire relating to the global commercialization of Vyvanse for treatment of ADHD and other potential indications. On March 31, 2005, we and Shire split this agreement into two agreements by entering into a United States Collaboration Agreement and a rest of world (ROW) Territory License Agreement (collectively, the Shire Agreement) to replace the initial collaboration agreement. Shire paid us an upfront fee of $50 million on February 11, 2005 and a milestone payment of $50 million on February 6, 2006 as a result of notice from the FDA on January 26, 2006 of its acceptance of the Company’s NDA filing for Vyvanse. Of the $100 million received through December 31, 2006, up to $50 million was refundable in the event that regulatory approval for Vyvanse was not obtained by certain dates as follows: $25 million on December 31, 2007; an additional $12.5 million on December 31, 2008; and the remaining $12.5 million on December 31, 2009.

The Shire Agreement also provides for additional payments to us in the event that certain additional milestones are achieved. These potential payments include an amount of up to $300 million following the first commercial sale of the product, depending on the characteristics of the FDA approved product labeling, and $100 million upon achieving a significant sales target. The maximum amount of upfront and milestone payments under the terms of the Shire Agreement is $505 million.

The Shire Agreement provides us, at our option, the right to co-promote Vyvanse in the United States (including its territories and possessions). On July 25, 2006, we exercised this right. Our co-promotion activities are to commence within six months from the date of the exercise of the co-promotion option or upon the commercial launch of Vyvanse, whichever occurs later. In exercising our option to co-promote Vyvanse, we are committed to co-promote the product for at least 24 months and to provide 25% of the total details for the product during the 24-month period. As a consequence of entering into the Merger Agreement with Shire, we ceased ongoing activities associated with the development of our sales force capabilities necessary to execute our responsibilities under the co-promotion option. The Shire Agreement also provides for profit sharing on U.S. product sales when the product is approved by the FDA. We and Shire will divide operating profits as follows if Vyvanse has a Schedule III, IV or V classification or is unscheduled (“favorable scheduling”): we will receive 25% of profits for the first two years following launch, and we and Shire will share the profits equally thereafter. However, the Shire Agreement allows for an alternative profit-sharing scheme, in the event that Vyvanse has a Schedule II classification. Under this scenario, our share of U.S. product profits for the first two years will be at least 25%, though it may increase to a value determined by a preset formula. After the first two years, it will be at least 50%, though it may increase to a value determined by a preset formula. On February 23, 2007, the FDA granted marketing approval for Vyvanse. The FDA, through the Assistant Secretary for Health of the United States Department of Health and Human Services, has also recommended to the DEA that the active ingredient in Vyvanse be classified as a Schedule II controlled substance. In response to the recommendation, the DEA has published a formal proposal to implement Schedule II classification. Final action by DEA on the scheduling proposal is expected following the close of the comment period on March 26, 2007. Following final scheduling designation, we anticipate the commercial launch of Vyvanse in the second quarter of 2007. For product sales in the rest of the world, Shire will pay us a royalty. The Shire Agreement provides for certain termination rights. Shire may for instance terminate within 30 days of receiving the first regulatory approval and under some circumstances be entitled to a termination fee of $50 million. In addition, each party may terminate in the event of an uncured, defined material breach by the other party, entitling the non-breaching party the right to purchase the interests of the breaching party. Subject to certain conditions, either party is entitled to terminate in the event that governmental action restricts or prohibits the transactions contemplated by the Shire Agreement under the laws of the United States or European Union.

The collaboration is managed by committees that have equal representation of Shire and us, although ultimate responsibility for approval is allocated to one party or the other in certain areas. We, at our own expense, will bear primary responsibility for development and regulatory approval of the product in the United States for ADHD, and Shire will bear primary responsibility for development and regulatory approval in other countries, and in certain cases will share those expenses with us. Shire will have primary responsibility for commercialization in all countries, and we will have certain co-promotion rights in the United States.

Vyvanse Development.  On February 23, 2007, the FDA granted marketing approval for Vyvanse, for the treatment of ADHD. The FDA, through the Assistant Secretary for Health of the United States Department of Health and Human Services, has also recommended to the DEA that the active ingredient in Vyvanse be classified as a Schedule II controlled substance. In response to the recommendation, the DEA has published a formal proposal to implement Schedule II classification. Final action by DEA on the scheduling proposal is expected following the close of the comment period on March 26, 2007. Following final scheduling designation, we anticipate product launch in the second quarter of 2007. We intend to market Vyvanse in three dosage strengths: 30 mg, 50 mg and 70 mg, all indicated for once-daily dosing.

We have contracted with third parties for the manufacture of Vyvanse. Manufacture of additional Vyvanse drug substance and drug product batches for clinical trials were completed in June 2004. We have established contracts with third parties for the manufacture of validation and commercial batches with respect to Vyvanse.

We are currently investigating the efficacy and safety of Vyvanse in the adult ADHD population (aged 18+) and intend, in the second quarter of 2007, to submit a supplemental NDA to label the product with information about use of the drug in that population. In addition, we have agreed to a request by the FDA that we investigate the safety and efficacy of Vyvanse in adolescents aged 13-17 within the next three years. We anticipate that the results of these investigations may lead to additional label changes with respect to use of the drug in the adolescent population and could also qualify the product for a six month exclusivity extension under the pediatric exclusivity provisions of the Federal Food, Drug and Cosmetic Act (FFDCA).

In May 2005, we completed a Phase III clinical trial that compared the efficacy, duration of action and incidence of adverse events of three doses of Vyvanse to placebo in the treatment of ADHD in 285 patients ages 6 through 12. The primary efficacy endpoint in this study was the ADHD Rating Scale (ADHD-RS). The secondary endpoint was the Conners’ Parent Rating Scale (CPRS), assessed in the morning, afternoon and evening. The study results indicated that each of the Vyvanse doses demonstrated robust efficacy when compared to placebo on both primary and secondary endpoints (p values <0.0001). No unexpected adverse events in incidence or severity were observed in this study.

In March 2005, we completed a Phase II clinical trial that compared Vyvanse’s and Adderall XR® ’s efficacy, duration and incidence of adverse events to placebo. A total of 52 children (ages 6 through 12) diagnosed with ADHD were enrolled in this a double-blind, placebo- and active- controlled, randomized, 3-treatment, 3-period crossover study. The primary efficacy endpoint in this study was SKAMP-Deportment (Swanson, Kotkin, Agler, M.Flynn and Pelham rating scale). In the study, patients treated with Vyvanse showed a statistically significant improvement on primary endpoint compared to placebo across all three doses (p values <0.0001). We believe that the studies also demonstrated that efficacy results of Vyvanse when compared to placebo and Adderall XR when compared to placebo were similar in terms of primary and secondary endpoints and should support the filing for the inclusion of a dose conversion table in the label of

Vyvanse. The significant therapeutic effects of Vyvanse continued throughout the last assessment time point (i.e., 12 hours post morning dose), compared to placebo, suggesting a 12-hour duration of drug action. In this study, Vyvanse was generally well tolerated, with adverse events of a nature consistent with those in the approved labeling for Adderall XR and other stimulant therapies.

In December 2004, we completed a pharmacokinetic dose proportionality study in pediatric populations diagnosed with ADHD (ages 6 through 12) and pharmacokinetic food/fast study on Vyvanse in healthy volunteers. Results from the dose proportionality study met the study’s objective of establishing dose proportionality among the three doses in pediatric populations (ages 6 through 12) diagnosed with ADHD. In the pharmacokinetic food/fast study on Vyvanse, treatment under fed conditions and in solution were bioequivalent to the treatment under fasting conditions.

In our End-of-Phase II meeting, we proposed to the FDA that we conduct two Phase III efficacy trials. The second Phase III efficacy and safety trial was a long-term, open-label, and single-arm study of Vyvanse in doses of 30mg, 50mg or 70mg per day in pediatric populations (ages 6 through 12) diagnosed with ADHD. A total of 293 patients with ADHD were enrolled in this multi-center trial. The study was completed in the second quarter of 2006 and the final study report was filed to the FDA in the fourth quarter of 2006. The study met its required safety and efficacy objectives.

On January 12, 2005, we had a meeting with FDA reviewers, including the Controlled Substance Staff (CSS), to discuss the nature and the extent of the abuse liability clinical studies that would be required to support a decision on the final scheduling status on Vyvanse. Based on the minutes we received from the FDA, we initiated the required three clinical abuse liability studies. All three clinical abuse liability studies have been completed and have met their required objectives. The results of these studies were filed along with and to the NDA during the review cycle.

As an additional aspect of the abuse liability evaluation, we conducted studies examining the extractability of amphetamine from Vyvanse using a wide variety of solutions under varying conditions. The results indicate that drug tampering of Vyvanse capsules is difficult and complex.

We submitted our IND to the FDA in March 2004, and completed our first human trial in May 2004. This clinical trial studied the pharmacokinetics of Vyvanse and the pharmacokinetics of two currently marketed, extended release amphetamine products. Doses of the three compounds were administered to healthy adult volunteers in amounts containing equal concentrations of amphetamine. The purpose of the study was to evaluate the rate of absorption and the oral bioavailability of Vyvanse in relation to the two tested marketed products. This study was a single-dose, open-label, two-period pilot study comparing oral doses of Vyvanse at two dose levels and a currently marketed extended release amphetamine product. We conducted this study with 20 healthy volunteers who were randomized into two groups. This study was not powered to demonstrate statistical significance with respect to its end points. Our major findings from this study are that:

•	Vyvanse has oral bioavailability similar to a currently marketed amphetamine product.

•	The serum concentrations of Vyvanse are within established parameters.

•	Vyvanse’s side effect profile appears similar to those of currently marketed products.

•	Vyvanse may provide once per day dosing without additional formulation.

We conducted preclinical studies on Vyvanse in rats, mice and dogs. In our laboratory and animal studies, Vyvanse was shown to:

•	release amphetamine in therapeutic amounts when taken orally;

•	result in a significantly lower maximum drug concentration in the blood than amphetamine when administered in higher than therapeutic doses;

•	have sustained release properties;

•	have diminished levels of absorption when administered intranasally or intravenously;

•	have reduced acute toxicity compared to amphetamine; and

•	have resistance to mechanical, thermal and chemical methods of releasing the active pharmaceutical ingredient.

Our animal studies investigated the pharmacokinetic properties of Vyvanse in comparison to amphetamines. We also studied the potential for abuse and overdose of our compound. Certain key measures used in these studies were “area under the curve,” or AUC, and “peak plasma concentration,” or Cmax. AUC is a measure of the total amount of a compound that is released into the blood. Cmax describes the peak plasma concentration of the compound. With respect to drugs with a potential for abuse, too high a Cmax can indicate a plasma concentration level that is greater than necessary to achieve a therapeutic effect. For drugs of abuse, a higher Cmax than is required for therapeutic effect may be associated with pleasurable effects that a user may feel particularly as the blood concentrations of the drug reach their peak.

In our preclinical testing in rats, there were no significant amounts of amphetamine released into the blood when Vyvanse was used intravenously or intranasally. The limited release of the active drug potentially provides abuse resistance by making the drug potentially less attractive to diverters and illegal users who use such alternative routes of administration to obtain the effects of large quantities of amphetamine quickly. The CBD itself has no affinity for binding to receptors in the central nervous system nor does it cross the blood-brain barrier, which is required to produce a stimulant effect. When rats were administered Vyvanse and amphetamine via alternative routes, the data support our findings that Vyvanse is most active when taken orally. Intravenous and intranasal administration of Vyvanse resulted in less than 10% of the active drug substance being released from the CBD whereas 100% availability was realized when amphetamine was administered in the same manner.

In an additional study, we administered Vyvanse intravenously to dogs as an infusion over 30 minutes. The bioavailability of Vyvanse when administered via this route was approximately equal to the same dose if given orally. Current formulations of amphetamine provide a much higher Cmax and, consequently, a potentially greater “high” when delivered intravenously. This suggests that, while Vyvanse may be able to be administered via alternative routes of administration, it could be less attractive to abusers and diverters of the drug as no “high” is received from such administration.

Based on other studies in rats and mice, Vyvanse appears to have a reduced potential for overdose compared to current formulations of amphetamine. At therapeutic doses (i.e., 1-5 mg/kg), Vyvanse produced blood levels of amphetamine comparable to amphetamine itself, which was confirmed by our human pharmacokinetic study that showed that amphetamine levels were comparable to two currently marketed, extended release amphetamine products. However, above the therapeutic dose range (i.e., 12-60 mg/kg), studies in animals showed that both the AUC and Cmax of the active drug released from Vyvanse in oral administration were significantly lower than that of amphetamine, an effect that increased with escalating doses. In this study, the amphetamine level for Vyvanse was less than 10% of that of amphetamine at the highest dose.

In an acute toxicity study (LD50) using rats, the quantity of Vyvanse required to provide a lethal dose was more than 10-fold greater than the quantity of amphetamine required. Pre-IND 28-day toxicology studies in rats and dogs have demonstrated no significant dose-limiting toxicity. Additional toxicity tests indicated that Vyvanse does not cause any genetic mutation.

NRP290

Overview.  NRP290, our most advanced compound currently being developed, is a CBD of hydrocodone, an opioid widely used in combination with other non-opioid analgesics to treat acute pain. Acute pain usually lasts for a short time, typically not more than a month. Treatment for acute pain may consist of non-opioid analgesics and non-steroidal anti-inflammatory drugs. In more severe cases of acute pain, opioids, such as Lortab, Vicodin and Vicoprofen and Demerol, are commonly prescribed. While opioids are the most effective drugs available for treating pain, concerns about their potential for abuse and addiction have resulted in most opioids being classified as Schedule II (e.g., oxycodone, hydrocodone, codeine) or Schedule III (e.g., oxycodone and hydrocodone combination products) drugs by the DEA, making their use subject to more stringent restrictions and controls than more favorably scheduled and unscheduled drugs.

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

NRP290 Development.  We have decided to pursue the development of NRP290 as a single entity agent for acute pain. The Company believes this strategy is supported by feedback received from FDA concerning acetaminophen liver toxicity and its belief that this strategy could result in a less complicated Phase III clinical development program. Phase III studies are planned for the first quarter of 2008, following the registration batch manufacturing completion and formulation screening in a Phase I study.

Because NRP290 is a CBD of hydrocodone, an opioid widely used to treat acute pain, it is regulated under the Controlled Substances Act (CSA). Because of its relation to hydrocodone, the DEA regards NRP290 to be a Schedule II controlled drug substance under the CSA. Currently marketed hydrocodone products are combinations of hydrocodone and acetaminophen and are marketed as multi-ingredient Schedule III products.

On October 13, 2006, we met with the FDA for our End of Phase II Meeting with respect to NRP290 and obtained the FDA’s input with respect to the clinical and non clinical studies required to support the filing of the NDA application on NRP290.

On February 11, 2006, we announced results of a Phase I/ Phase II study on NRP290 study which compared the bioavailability of two investigational formulations of NRP290 solution (1 x 12mg and 1 x 24mg) relative to Vicodin(R) (1 x 5/500mg and 2 x 5/500mg) hydrocodone bitartrate and acetaminophen tablets in fasted state healthy adult volunteers. In the first comparison, that of NRP290 (1 x 12mg) to Vicodin (1 x 5/500mg), the 90% confidence intervals for peak and overall exposure parameters of hydrocodone based on ln(Cmax), ln(AUClast) and ln(AUCinf) were within 80% to 125%. In the second comparison, that of NRP290 (1 x 24mg) to Vicodin (2 x 5/500mg), the 90% confidence intervals for peak of hydrocodone based on ln(Cmax) was within 80% to 125%. The upper limit of 90% confidence intervals for overall exposure parameters of hydrocodone based on ln(AUClast) and ln(AUCinf) were slightly higher (128.51% and 134.67%). No intact NRP290 conjugates were observed in circulation in either dose.

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

Over the course of the past 36 months we have conducted preclinical investigations of NRP290. Our studies indicated that the characteristics conferred by our Carrierwave technology to our CBD of hydrocodone are similar to the properties demonstrated by Vyvanse. Studies suggest that NRP290 has:

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

We are currently finishing our first Phase I clinical study on NRP409. If results from this study are favorable, we anticipate that NRP409 should warrant a relatively abbreviated development pathway and hope to file an NDA by the end of 2008. While the U.S. market for thyroid HRTs is significant, the field of endocrinology is concentrated enough that we expect to be able to commercialize and market NRP409 without a partner.

Other Development Projects

On June 6, 2005, we entered into a development and license agreement with Depomed, Inc. (Depomed) to create pharmaceutical products using Depomed’s patented oral drug delivery technology with our proprietary drug compounds. Under terms of the agreement, we may acquire worldwide rights to use Depomed’s Gastric Retention oral drug delivery technology in up to three of our proprietary compounds. Once a compound is named and entered into development, Depomed will perform feasibility studies through an initial Phase I trial. In return, we will reimburse Depomed on a cost-plus basis for expenses as defined in each project budget. Once preclinical and Phase I testing is completed, we may exercise an option to license each product candidate and advance the product into additional clinical trials. At that time, we will make an initial milestone payment, with additional milestone payments for each product candidate at later stages of product development. Upon ultimate commercialization of product candidates developed under this agreement, we will pay Depomed royalties on net sales of each product. Through December 31, 2006, we had incurred no development costs under this agreement.

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

Other Areas of Research

We filed an IND on Vyvanse on June 24, 2004 with the FDA for the treatment of cocaine and methamphetamine dependence and on August 31, 2004, we received notice from the FDA that Vyvanse had been granted a fast track designation for the treatment of cocaine dependence. While the active ingredient is identical to the active ingredient used in Vyvanse, we expect the strengths and dosage forms of the drug products used for the treatment of cocaine and methampetamine dependence to be different than the strength and dosage forms of Vyvanse for the treatment of ADHD. The National Institute on Drug Abuse (NIDA) supports over 85% of the world’s research on the health aspects of drug abuse and addiction. We have been in discussions with the NIDA to develop a protocol for studying the use of Vyvanse as a treatment for cocaine dependence. In the event that NIDA is satisfied with the protocol and indicates an interest in providing funding for this project, we may enter into negotiations with NIDA with respect to a cooperative research and development agreement on this indication for Vyvanse. Our management and Shire, our collaboration partner for Vyvanse, have not at this date determined whether we will move forward with the development of Vyvanse as a treatment for cocaine and methamphetamine dependence.

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

Research and Development

As of December 31, 2006, we had 34 employees dedicated to research and development for Vyvanse, NRP290, NRP409 and other investigational activities. Of these employees, 19 hold advanced degrees. We incurred expenses of approximately $41.0 million in fiscal 2006, $18.4 million in fiscal 2005 and $10.2 million in fiscal 2004 on research and development activities. We anticipate that our research and development expenditures will increase substantially as we move our lead product candidates through clinical development and investigate other applications for our Carrierwave technology. Our research and development operations are located in leased laboratory facilities at the Virginia Tech Corporate Research Center in Blacksburg, Virginia. Our development strategy is to use the services of third parties to conduct our preclinical and clinical trials. See Item 2. Properties.

Manufacturing

In general, we produce small research quantities of our compounds for investigational purposes, preclinical and clinical testing. We have entered into contracts with third parties for the manufacture of Vyvanse for commercial sale. All of our compounds are small molecules, generally constructed using industry standard processes and use readily accessible raw materials.

Sales and Marketing

Currently, we do not have any significant sales, marketing or distribution capabilities. The Shire Agreement provides us, at our option, the right to co-promote Vyvanse in the United States (including its territories and possessions). On July 25, 2006, the Company exercised this right. Our co-promotion activities are to commence in six months from the date of the exercise of the co-promotion option or upon the commercial launch of Vyvanse, whichever occurs later. In exercising our option to co-promote Vyvanse, we committed to co-promote the product for at least 24 months and to provide 25% of the total details for the product during the 24-month period. As a consequence of entering into the Merger Agreement with Shire, we ceased ongoing activities associated with the development of our sales force capabilities necessary to execute our responsibilities under the co-promotion option.

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

Patents and Proprietary Rights

Proprietary protection for our products, technology and processes is essential to our business. We seek proprietary protection predominantly in the form of patents covering Carrierwave as a platform technology and on specific products. With respect to a particular product, we seek patent protection on the compound itself, its commercial composition, its production and its methods of use. Where possible, we also seek patent coverage that could prevent the marketing of or restrict the commercial threat of competitive products. Currently, our intellectual property portfolio consists entirely of intellectual property that is owned by us; however, pursuant to our agreements with Shire, jointly developed improvements may be subject to joint assignment.

As of February 28, 2007, our patent portfolio consisted of 135 patents and patent applications, including U.S. patents, U.S. provisional applications, U.S. non-provisional applications (including originally filed applications, divisional applications, continuation applications, and continuation-in-part applications), foreign national stage patents, Patent Cooperation Treaty stage applications, and foreign national stage applications. We also plan to file several new, divisional and/or continuation-in-part applications in 2007. There are a total of nine U.S. patents, including one directed to our core Carrierwave technology, one directed to Vyvanse, one directed to hydrocodone, one directed to oxycodone, four directed to iodothyronines, and one directed to conformational protection of active agents.

Our technology may be grouped into three categories: (i) a patent and patent applications directed to the utilization and extension of our Carrierwave technology platform and Carrierwave applied to active agents other than our current product candidates; (ii) patent applications focused on Carrierwave technology applied to product candidates; and (iii) intellectual property directed to iodothyronine mixtures, compounds, compositions and their methods of use, including the application of Carrierwave to iodothyronine.

(i) There are two U.S. patents, and 78 patent applications, including U.S., Patent Cooperation Treaty stage, and foreign national phase applications, directed to our core Carrierwave technology and its various applications. U.S. Patent No. 6,716,452 is directed to our core technology and includes composition and method of delivery claims for alcohol, amine and carboxylic acid active agents attached to a polypeptide. This patent issued on April 6, 2004 and has a scheduled expiration date of August 22, 2020.

(ii) There are 75 patent applications, including U.S., Patent Cooperation Treaty stage, and foreign national phase applications, applying Carrierwave generically to commonly abused compounds, including Vyvanse and our specific product candidates, NRP290 and NRP369.

(iii) There are four U.S. patents, one Canadian patent, and seven patent applications, including U.S. and foreign national phase applications, directed to iodothyronine mixtures, compounds, compositions and their methods of use. U.S. Patent No. 7,163,918 issued on January 16, 2007 and includes claims directed to compositions and methods for treating hypothyroidism. This patent has a projected expiration date of November 17, 2021. U.S. Patent No. 6,627,660 issued on September 30, 2003 and includes claims directed to compositions and methods for treating hypothyroidism. This patent has a projected expiration date of November 16, 2019. U.S. Patent No. 5,767,227 issued on June 16, 1998 and includes compound, composition and method of treating thyroid disorder claims using iodothyronine polymers. U.S. Patent No. 5,910,569, a continuation-in-part, issued on June 8, 1999, includes iodothyronine copolymers and a method of treating thyroid disorder claims further comprising the 20 naturally occurring amino acids. These patents have a projected expiration date of June 16, 2015. We also have a related iodothyronine

Canadian Patent No. 2,072,613, which has a scheduled expiration date of October 31, 2010. The pending applications are directed to iodothyronine mixtures, compounds, compositions and their methods of use.

Aspects of our technology were developed by Keith Latham of Innovative Technologies, L.L.C., a successor in interest to Technology Resources Incorporated. Effective June 30, 2004, we entered into an agreement (the 2004 Agreement) with Innovative Technologies, L.L.C. and Keith Latham that amended in its entirety our obligation under any previous existing agreements with Innovative Technologies, L.L.C. and Keith Latham. The previous agreements were executed in connection with our acquisition of certain aspects of our intellectual property from Innovative Technologies, L.L.C. and Keith Latham in prior years. The 2004 Agreement provided for an upfront fee of $200,000, which was paid on July 1, 2004, and a 1% royalty on net sales (as defined in the 2004 Agreement) for a period of 10 years for up to a total of $1,000,000, whichever comes first. No royalties were paid under the 2004 Agreement through December 31, 2006. In January 2007, we entered into a Settlement Agreement and Mutual Release with Innovative Technologies and Keith R. Latham providing for the payment to Innovative Technologies of the sum of $950,000, the satisfaction of all of our royalty and payment obligations to Innovative Technologies under the 2004 Agreement, and the settlement and dismissal of a declaratory judgment suit relating to the timing of payments under the 2004 Agreement. Innovative Technologies, L.L.C. and Keith Latham retain a limited, fully paid, irrevocable, non-exclusive, non-transferable, non-assignable worldwide license to make, use, sell, offer to sell, have made and import products and methods in accordance with certain of our specified U.S. and foreign patents and patent applications not currently directed to our product candidates. Under these applications and patents, the license is restricted to (i) the development and commercialization of drug products for the treatment of Parkinson’s disease including formulations with levo-dopa, (ii) the preparation of cell culture media and (iii) thyroid hormone pathologies. We retain all rights in the patents and applications that have been issued to us, are being prosecuted by us, or are related to our currently pending intellectual property, on which Keith Latham is an inventor and have obligated Keith Latham and Innovative Technologies, L.L.C. to cooperate in patent matters as may be required.

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

The markets for amphetamines and other stimulants to treat ADHD and opioids to treat acute and chronic pain are well developed and populated with established drugs marketed by large pharmaceutical, biotechnology and generic drug companies. Amphetamines or other stimulants currently marketed for ADHD include Ritalin and Focalin (Novartis AG), Concerta (McNeil Consumer & Specialty Pharmaceuticals), Dexedrine

(GlaxoSmithKline PLC), Dextrostat (Shire), Cylert (Abbott Laboratories, Inc.) and Adderall (Shire). In addition, Eli Lilly and Company markets a non-stimulant drug, Strattera, for ADHD. Opioids currently marketed for acute pain include Anexsia (Mallinckrodt Inc.), Endocet (Endo Laboratories), Hydrocet (Amarin Pharmaceuticals, Inc.), Lortab (UCB Pharma Inc.), Norco (Watson Pharmaceuticals, Inc.), and Vicodin (Abbott Laboratories, Inc.). Opioids currently marketed for chronic pain include OxyContin (Purdue Pharmaceuticals LP), Duragesic (Janssen Pharmaceutical Products, L.P.), MSContin (Purdue Frederick Company) and Avinza (Ligand Pharmaceuticals Inc.). Each of these companies has significantly greater financial and other resources than we do. If we obtain regulatory approval to market one or more of our product candidates, we will compete with these established drugs and will need to show that our drugs have safety or efficacy advantages in order to take market share and be successful.

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

Completion of human clinical trials.  Human clinical trials generally consist of pharmacokinetic studies, dose ranging studies and adequate and well-controlled studies designed to demonstrate the safety and efficacy of the drug. These studies are typically but not necessarily conducted in three phases. Phase I studies test for safety, dosage tolerance, absorption, metabolism, distribution and excretion, usually in healthy human subjects. Phase II studies evaluate effectiveness and safety in patients who have the medical condition that the drug is intended to treat. Phase III studies include trials that are designed to accumulate the pivotal safety and efficacy data that are necessary to satisfy the requirements for an NDA approval.

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

Our regulatory strategy

In NDA submissions for our lead compounds, we have followed and intend to follow the development pathway permitted under the Federal Food, Drug and Cosmetic Act that we believe will offer the most expedient and prudent route toward commercialization. In each of our development programs, the active pharmaceutical ingredients in our Carrierwave compounds are well characterized and previously approved. As a result, we believe that the regulatory and development timelines of our CBDs, which are new chemical entities, will be shorter in comparison to traditional new chemical entities. In the case of Vyvanse, although the NDA was filed under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act, it took us 20 months to complete all clinical studies required for NDA filing, following the effective date of our IND. Because the underlying active ingredient in Vyvanse, d-amphetamine, is well known and well understood in terms of its effect, we were able to achieve the required statistical significance in our clinical studies with a study design using fewer subjects. Secondly, based on its relationship with d-amphetamine, we were able to obtain a waiver from the FDA from requirements for long-term carcinogenicity studies on Vyvanse. Based on this experience, we now anticipate filing our NDA for NRP290 for the treatment of acute pain under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act as well. However, in any case, if FDA decides that our proprietary data are not, by themselves, sufficient for a filing under Section 505(b)(1), we would still anticipate seeking FDA marketing approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which, if available to us, would allow our NDA to rely in part on data in the public domain or elsewhere, rather than having to conduct long and costly trials to generate all of the data which are often required in connection with a traditional new chemical entity.

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

The submission of an NDA is typically the subject of a user fee, currently in excess of $750,000, and products covered by approved NDAs are subject to product fees payable annually to the FDA. Upon submission of our first NDA, for Vyvanse, we received a waiver from the FDA of our user fee under the small business waiver provision of the Federal, Food, Drug and Cosmetic Act. Subsequent NDAs we may file will not be eligible for a waiver of application fees under the small business provision. Facilities where approved prescription drug products are manufactured are also subject to annual establishment fees.

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

The DEA regulates chemical compounds as Schedule I, II, III, IV or V substances, with Schedule I substances considered to present the highest risk of substance abuse and Schedule V substances the lowest risk. As a consequence of their potential for abuse and addiction, amphetamines and some opioids, including oxycodone and hydrocodone, are classified as Schedule II drugs by DEA. The DEA places restrictions on the manufacture, distribution, prescribing and dispensing of scheduled drugs. Schedule I drugs, like heroin, are considered highly addictive and have no approved therapeutic application. For Schedule II drugs, federal law mandates that only written prescriptions signed by the physician or practitioner may be filled. Except in an emergency, prescriptions cannot be telephoned into a pharmacy and refills are not allowed. There are also additional restrictions and record-keeping requirements that apply to both the prescriber and the dispensing pharmacist. For drugs classified as Schedule III or IV, prescriptions cannot be filled or refilled for more than a six-month period. Lesser controls apply to drugs on Schedule V. Generally, drugs that are not considered addictive or prone to abuse are not assigned to a schedule. Unscheduled drugs are subject to rules and regulations of the FDA generally applicable to pharmaceutical products. Any of our product candidates that contain a scheduled substance will be subject to regulation as a drug of that class.

On February 23, 2007, the FDA granted marketing approval for Vyvanse for the treatment of ADHD. The FDA, through the Assistant Secretary for Health of the United States Department of Health and Human Services, has recommended to the United States Drug Enforcement Administration (DEA) that the active ingredient in Vyvanse be classified as a Schedule II controlled substance. In response to the recommendation, the DEA has published a formal proposal to implement Schedule II classification. Final action by DEA on the scheduling proposal is expected following the close of the comment period on March 26, 2007. Based on language in the existing schedules for opioids, the DEA considers NRP290 to be a Schedule II drug during the course of its development.

As part of our development programs for our product candidates, we intend to actively pursue the timely assessment and implementation of appropriate scheduling recommendations so that any appropriate scheduling changes will be in effect at the time when any of our products are ready to be approved for marketing by the FDA. Our ability to achieve this result will depend in part on our ability to generate necessary potential for abuse data on a timely basis, the conclusions that can be drawn from those data, the timing of the FDA and the DEA reviews of the data, the comments and/or objections and requests for hearing that may be submitted by the public, including potential competitors, on any proposed scheduling change, and the timing of final action on any scheduling changes and on the FDA’s review of our NDAs. If we encounter delays in the resolution of scheduling proposals for any of our product candidates, we may be forced to choose whether to initiate marketing under the products’ pre-existing scheduling status and to continue to pursue rescheduling action post-marketing or to withhold our product from the market until rescheduling is completed. This situation could occur if a product candidate is scheduled during the development phase. In the event that the FDA were to conclude that an unscheduled product should be scheduled prior to marketing, we may not have the option to commence marketing of the product until the DEA scheduling proceedings are completed. For example, although FDA has granted final approval of the NDA for Vyvanse, we have committed to FDA that we will not commence commercial distribution of Vyvanse until the drug has been scheduled by the DEA.

Product Liability Insurance

We have obtained limited product liability insurance coverage for our clinical trials of $20 million per occurrence and in the aggregate, subject to a deductible of $100,000 per occurrence and $1 million per year in the aggregate. However, such insurance may not be adequate to cover any claims made against us. Furthermore, upon commercialization of Vyvanse, we will need to obtain additional product liability insurance coverage. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

Employees

As of December 31, 2006, we had 38 full-time employees, eight of whom were employed at our headquarters in Radford, Virginia and 30 of whom were employed at our research facility located in the Virginia Tech Corporate Research Center in Blacksburg, Virginia. Although we have employment agreements with certain of our employees, all of our employees are at-will employees who may terminate their employment at any time.

We also employ consultants and independent contractors on a regular basis to assist in the development of our products. None of our employees is represented by a labor union or is covered by a collective bargaining agreement. We have not experienced any work stoppages and we believe our relationship with our employees is good.

Executive Officers

The following table shows information about our executive officers and certain other officers as of the date of this annual report on Form 10-K:

Name	Age	Position

Randal J. Kirk	53	Chairman of the Board, President and Chief Executive Officer (principal executive officer)
Krish S. Krishnan	42	Chief Operating Officer, Chief Financial Officer, Secretary and Director (principal financial and accounting officer)
Garen Z. Manvelian, M.D.	43	Chief Medical Officer, Vice President Clinical and Regulatory Affairs
John K. Thottathil, Ph.D.	54	Chief Scientific Officer
Suma M. Krishnan	41	Vice President, Product Development
Samir D. Roy, Ph.D.	48	Vice President, Product Development
Other Officers
Clifton R. Herndon II	39	Vice President, Finance and Controller

Randal J. Kirk is our founder and has served as a director since August 1996, as Chairman of the Board since 1996 and as President and Chief Executive Officer since October 2001. Mr. Kirk has over 20 years of experience in the healthcare industry. Mr. Kirk began his professional career in the private practice of law. Mr. Kirk co-founded General Injectables & Vaccines, Inc., a pharmaceutical distributor (GIV), in 1983 and served as Chairman of the Board of GIV prior to the sale of that company in 1998. Previously, Mr. Kirk served as a member of the board of directors of Scios, Inc. (previously traded on NASDAQ prior to its acquisition by Johnson & Johnson) between February 2000 and May 2002. He has served on the Virginia Bioinformatics Institute Policy Advisory Board since March 2004. Mr. Kirk also currently serves in a number of additional capacities with the following entities, each of which is an affiliate of New River: Senior Managing Director of Third Security, LLC, an investment management firm founded by Mr. Kirk, since March 1999; Chairman of Biological & Popular Culture LLC, an automated proactive notification software and service company, since September 2002, and Chairman of its predecessor from October 1999 to September 2002; and as Chairman of the board of directors of Clinical Data, Inc. (NASDAQ: CLDA) since December 2004 and a member of this board of directors since September 2002. Mr. Kirk has also served on the Board of Visitors of Radford University since July 2003 (Rector since July 2006) and on the board of directors of the Radford University Foundation, Inc. since September 1998. Mr. Kirk was appointed to the Virginia Advisory Council on Revenue Estimates in July 2006. Mr. Kirk received a B.A. in Business from Radford University and a J.D. from the University of Virginia.

Krish S. Krishnan has served as a member of our Board since March 2003 and as Chief Financial Officer and Chief Operating Officer since April 2004. Previously, he served as President and CEO of Harvest Pharmaceuticals Inc., a pharmaceutical company, between February 2003 and April 2004. In addition, Mr. Krishnan currently serves in the following capacities with the following entities, each of which is an affiliate of New River: Senior Managing Director of Third Security, LLC, an investment management firm, since March 2002 and member of the board of managers of Biological & Popular Culture LLC, an automated proactive notification software and service company, since September 2002. Previously, Mr. Krishnan was a director at a start-up venture, Suppliermarket.com, Inc., a software company, from February 2000 to September 2000, which was sold to Ariba Technologies Inc., a software company, in September 2000. He then served as a managing principal of Ariba, focusing primarily in the pharmaceutical industry, from September 2000 until joining Third Security in March 2002. Mr. Krishnan was a senior manager with A.T. Kearney, Inc., a management consulting firm, from September 1996 until January 2000, where he advised pharmaceutical companies on strategic and operational issues; a consultant with KPMG Peat Marwick between January 1992 and August 1994; and an engineer with E.I. Dupont de Nemours, a multi-national chemical company, between January 1989 and January 1992. Mr. Krishnan received a B.S. in Mechanical Engineering from the Indian Institute of Technology (IIT), a M.S. in Engineering from the University of Toledo, and an M.B.A. from The Wharton School at the University of Pennsylvania.

Garen Z. Manvelian, M.D has been our Chief Medical Officer, Vice President Clinical and Regulatory Affairs since October 2006. Dr. Manvelian came to the Company from SkyePharma Inc., where he served since 2000 as Senior Director, Clinical and Medical Affairs. Prior to that, he served as a Clinical Research Scientist at Quintiles CNS Therapeutics. Dr. Manvelian holds an M.D. degree from the Vitebsk State Medical Institute in Vitebsk, Belarus. He completed a residency program in anesthesiology at the Republic Hospital of Armenia in Yerevan, Armenia, and a postdoctoral fellowship at the Yale University School of Medicine Department of Anesthesiology.

John K. Thottathil, Ph.D., has been our Chief Scientific Officer since April 2006. Prior to joining the Company, Dr. Thottathil served for over four years as the Director of Core Research and Development Chemistry, Diagnostic Division, at Abbott Laboratories. Prior to that, he worked at Bristol-Myers Squibb for 19 years in a variety of positions, most recently as Director of Outsourcing, Worldwide Process Research and Development, and earlier as Director of Chemical Process Research Departments in New Brunswick, NJ and Candiac, Canada. Several of his projects resulted in product launches; he has contributed to 60 patents, and has authored or co-authored more than 40 peer-reviewed publications. He holds a Doctor of Philosophy degree in Organic Chemistry from the Indian Institute of Science in Bangalore, India, and conducted post-doctoral research at Yale University in New Haven, Connecticut, and Emory University in Atlanta, Georgia.

Suma M. Krishnan, has served as our Vice President, Product Development since September 2002. Mrs. Krishnan has 14 years experience in drug development. Prior to joining the Company, Mrs. Krishnan served in the following capacities: Director, Regulatory Affairs at Shire Pharmaceuticals, Inc., a specialty pharmaceutical company; Senior Project Manager at Pfizer, Inc., a multi-national pharmaceutical company; and a consultant at the Weinberg Group, a pharmaceutical and environmental consulting firm. Mrs. Krishnan began her career as a discovery scientist for Janssen Pharmaceuticals, a subsidiary of Johnson & Johnson, a multi-national pharmaceutical company, in May 1991. Mrs. Krishnan received a M.S. in Organic Chemistry from Villanova University, an M.B.A. from Institute of Management and Research (India) and an undergraduate degree in Organic Chemistry from Ferguson University (India).

Samir D. Roy, Ph.D., has served as our Vice President, Formulation and Manufacturing since August 2006. Immediately prior to joining the Company, Dr. Roy served as the Executive Director of Product Research at Watson Pharmaceuticals Inc. In his nearly 20 years in the pharmaceutical industry, he has held positions with Insite Vision Inc., Pfizer-Agouron Pharmaceutical Inc., Roche Pharmaceuticals, and Cygnus Therapeutics Inc. He has authored or co-authored more than 25 journal articles, is listed on ten U.S. patents, and has been involved in the development of a number of FDA product approvals. Dr. Roy holds a Ph.D. degree from the College of Pharmacy, University of Saskatchewan in Saskatoon, Canada, with a research focus on the oral absorption of amphetamines and its analogs: drug metabolism, bioanalytical method development and PK modeling. He conducted a post-doctoral fellowship at the University of Michigan College of Pharmacy in Ann Arbor, Michigan, with a research focus on physicochemical characterizations of narcotic analgesics, skin transport mechanism, transdermal formulations for preclinical/clinical trials. He also holds a B.S. degree in Pharmacy from the BHU Institute of Technology, India.

Clifton R. Herndon II is our Vice President, Finance and Controller. Mr. Herndon has served as our Controller since May 1999 and as our Vice President, Finance since July 2004. Previously, he served as a Managing Director with Third Security, LLC, an investment management firm, from September 1999 through July 2004. Mr. Herndon also served as the Director of Financial Operations for Biological & Popular Culture, Inc., an affiliate acquired in May 1999 and merged into our operations in June 1999; as Assistant Controller for General Injectables & Vaccines, Inc., a pharmaceutical distributor, from November 1997 through December 31, 1998; as Assistant Controller and Cost Accounting Manager with Long-Airdox Company, a manufacturer of mining equipment, from May 1996 to November 1997; and as a Manager with Ernst & Young, LLP from October 1994 to May 1996. Mr. Herndon began his career with Ernst & Young, LLP in July 1989. Mr. Herndon received a B.B.A. in Accounting from Marshall University.

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

Risk Factors Related to Our Business

Except for the historical information contained in this annual report on Form 10-K, this annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Item 7 under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this annual report on Form 10-K. You should consider carefully the following risk factors, together with all of the other information included in this annual report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

We have a history of operating losses and may incur additional substantial losses in 2007. We may never achieve profitability.

Since the end of 1998, we incurred losses in each year of our operations, and we may continue to incur operating losses in 2007. These operating losses have adversely affected and may continue to adversely affect our working capital, total assets and shareholders’ equity.

The process of developing our products requires significant clinical, development and laboratory testing and clinical trials. In addition, commercialization of our product candidates will require that we obtain necessary regulatory approvals and establish sales, marketing and manufacturing capabilities, either through internal hiring or through contractual relationships with others. We may incur substantial losses in 2007 as a result of costs incurred in anticipation of the commercial launch of Vyvanse, anticipated increases in our research and development costs, including costs associated with conducting preclinical testing and clinical trials, regulatory compliance activities and developing our sales and marketing capabilities. We incurred operating losses of approximately $55.8 million for the fiscal year ended December 31, 2006, approximately $31.8 million for the fiscal year ended January 1, 2006, approximately $16.3 million for the fiscal year ended January 2, 2005 and approximately $4.8 million for the fiscal year ended December 28, 2003. As of December 31, 2006, we had an accumulated deficit of approximately $127 million.

Our ability to generate revenues and achieve profitability will depend on numerous factors, including success in:

•	developing and testing product candidates;

•	receiving regulatory approvals;

•	commercializing our products; and

•	establishing a favorable competitive position.

Many of these factors will depend on circumstances beyond our control. We cannot assure you that we will ever have a product, other than Vyvanse, approved by the FDA, that we will bring any product to market or, if we are successful in doing so, that we will ever become profitable.

Our product candidates are based on a technology that could ultimately prove ineffective or unsafe.

Our product candidates are created using our proprietary Carrierwave technology. Our test results to date are limited to clinical studies in humans and preclinical studies in animals with respect to Vyvanse and NRP290 and laboratory tests and preclinical trials in animals with respect to other product candidates. We have not fully characterized the mechanism of absorption of our CBDs. Ultimately, our research and preclinical findings, which currently indicate that our Carrierwave technology possesses beneficial properties, may prove to be incorrect, in which case the product candidates created using our Carrierwave technology may not differ substantially from competing drugs and may in fact be inferior to them. If these products are substantially identical or inferior to drugs already available, the market for our Carrierwave drugs would be reduced or eliminated.

Based on our preclinical and clinical studies to date, we believe our lead product candidates are safe and have no known side effects other than those associated generally with therapeutic amounts of amphetamine and opioids. However, we may not be able to prove that our product candidates are safe. No assessment of the efficacy, safety or side effects of a product candidate can be considered complete until all clinical trials needed to support a submission for marketing approval are complete. Other than Vyvanse, which received regulatory approval from the FDA on February 23, 2007, our product candidates will require additional laboratory, animal and human testing prior to approval. In addition, we are conducting studies of Vyvanse in the adult ADHD population and have agreed to a request by the FDA that we conduct studies in adolescents (aged 13-17 years).

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

We have not commercialized any products or recognized any revenue from product sales utilizing our Carrierwave technology. All of the compounds produced using our Carrierwave technology, other than Vyvanse, are in early stages of development. We must conduct significant additional research and development activities before we will be able to apply for regulatory approval to commercialize any other products utilizing our Carrierwave technology. We must successfully complete adequate and well-controlled studies designed to demonstrate the safety and efficacy of the product candidates and obtain regulatory approval before we are able to commercialize these product candidates. There is no guarantee that we will receive regulatory approval with respect to any of our product candidates, other than Vyvanse which received regulatory approval on February 23, 2007. Even if we succeed in commercializing Vyvanse or developing and commercializing one or more of our other product candidates utilizing our Carrierwave technology, we may never generate sufficient or sustainable revenue to enable us to be profitable.

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

Patent positions can be uncertain and involve complex legal and factual questions. We can protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. As of February 28, 2007, we hold two issued U.S. patents relating to our generic Carrierwave technology, one issued U.S. patent covering NRP290, one U.S. patent covering Carrierwave technology applied to oxycodone and one U.S. Patent covering Vyvanse. In addition, as of February 28, 2007, we hold four U.S. patents directed to iodothyronine stability and delivery. We have applied for additional patents relating to our technologies and our products and plan to file additional patent applications in the future. We have U.S. patent applications pending covering each of our product candidates. Additionally, we have Patent Cooperation Treaty applications pending covering abuse resistant aspects of our technology, as well as, national stage applications pending in up to 18 countries depending on the specific product candidate. We also have national stage applications covering our core technology platform in Europe, Japan, China, South Korea, Canada, Australia, India and Israel.

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

As of February 28, 2007, our intellectual property included nine U.S. patents, two foreign patents and 124 pending U.S. (including provisionals, divisionals, continuations, and continuations-in-part applications), Patent Cooperation Treaty and national stage applications. We have licensed aspects of our Carrierwave technology with respect to Vyvanse pursuant to our collaboration agreement with Shire. As of February 28, 2007, we had 77 applications worldwide covering anti-abuse compounds, compositions and methods for amphetamine, hydrocodone and oxycodone and other commonly abused substances both specifically and generally. Of these, worldwide prosecution is being focused on amphetamine in 22 applications, hydrocodone in 25 applications, oxycodone in 29 applications. Additionally, iodothyronine compounds are the focus of seven applications worldwide.

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

Other than Vyvanse, our potential drug candidates require preclinical testing and clinical trials prior to submission of any regulatory application for commercial sales. Additional clinical study requirements could be imposed on us either prior to approval or as post-approval requirements. In addition, we are conducting studies of Vyvanse in the adult ADHD population and have agreed to a request by the FDA that we conduct studies in adolescents (aged 13-17 years). We currently employ two clinical trial managers. We rely and expect to continue to rely on third parties, including clinical research organizations and outside consultants, to conduct, supervise or monitor some or all aspects of preclinical testing or clinical trials involving our product candidates. We have less control over the timing and other aspects of these preclinical testing or clinical trials than if we performed the monitoring and supervision entirely on our own. Third parties may not perform their responsibilities for our preclinical testing or clinical trials on our anticipated schedule or, for clinical trials, consistent with a clinical trial protocol. Delays in preclinical and clinical testing could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the clinical trials may also ultimately lead to denial of regulatory approval of a product candidate.

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

Our current plans for filing NDAs for our product candidates include efforts to minimize the data we will be required to generate in order to obtain marketing approval for our product candidates and therefore possibly obtain a shortened review period for the applications. The FDA accepted our NDA for Vyvanse under Section 505(b)(1), and we believe it may also accept our planned NDA for NRP290 under that section as well. The FDA could change its determination on this issue, however, and require that we either generate additional data to support an approval under Section 505(b)(1) or submit or convert an application to a Section 505(b)(2) application so that we can rely on data generated by third parties, to which we do not have a right of reference. If we are required to rely on data generated with products already approved by the FDA and covered by third-party patents we would be required to certify that we do not infringe the listed patents for those products or that such patents are invalid or unenforceable. As a result of such a certification, the third party would have 45 days from notification of our certification to initiate an action for patent infringement against us. In the event that an action is brought in response to such a certification, the approval of our NDA could be subject to a stay of up to 30 months or more while we defend against such a suit. Approval of our product candidates may therefore be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents to our product candidates. Alternatively, we may elect to generate sufficient additional clinical data of our own so that we can maintain our application under Section 505(b)(1).

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

We will be unable to begin commercial sale of Vyvanse until the DEA concludes proceedings to place the drug in Schedule II under the CSA

On October 6, 2006, we received an approvable letter from the FDA which indicated that the Controlled Substance Staff of the FDA has initially recommended that NRP104 be placed in Schedule II of the Controlled Substance Act (CSA). Subsequently, the FDA forwarded to the DEA, through the Assistant Secretary for Health of the Department of Health and Human Services, its medical and scientific findings, and its recommendation that the drug be placed in Schedule II. The DEA has published a notice in the Federal

Register of a proposal to implement that recommendation. Interested persons have until March 26, 2007 to comment on the proposal and to request a hearing. After consideration of the comments received, and potentially the holding of a formal administrative hearing, the DEA will then publish a regulation placing the drug in the appropriate CSA schedule. We have committed to the FDA not to commence sale of the drug until it is placed in an appropriate CSA schedule by the DEA. We believe that DEA will act promptly to complete the scheduling of the drug after the close of the comment period on March 26, 2007. Because of the opportunity for public participation in the process, however, we cannot predict how long the DEA may take to conclude any further procedures and complete scheduling action with respect to the drug that they may believe are warranted.

The potential market for Vyvanse may be limited by the placement of the drug in Schedule II.

The drug products with which Vyvanse is expected to compete are amphetamine products currently classified by the DEA under the CSA on Schedule II, the most restrictive schedule applicable to drug products marketed for legitimate medical use. Because of the decision by FDA and DEA to place the active ingredient in Vyvanse in Schedule II, there will be no scheduling advantage for Vyvanse, at least at launch, in comparison with other competing products. Marketing plans and strategies for Vyvanse are now being finalized in light of the newly approved labeling for the product and the anticipated placement of the active ingredient by DEA in Schedule II. There can be no assurance that these marketing plans and strategies will be implemented effectively or will result in significant sales for the drug.

In addition, our ability to promote Vyvanse based on differences in the abuse potential and abuse liability of the drug in comparison with other competing drug products may be limited by the Schedule II status of the drug and by the FDA-approved labeling for the drug.

We have engaged in extensive financial and operational transactions with Randal J. Kirk, our Chairman, President and Chief Executive Officer, and his affiliates, and therefore these transactions may not be as favorable to us as if we had negotiated them with unaffiliated third parties.

Our company was formed by, and has historically been controlled and managed and, prior to the initial public offering of our common stock, principally funded by, Randal J. Kirk, our Chairman, President and Chief Executive Officer, and affiliates of Mr. Kirk. As a result, we have engaged in a variety of financial and operational transactions with Mr. Kirk and these affiliates. We believe that each of these transactions was on terms no less favorable to us than terms we could have obtained from unaffiliated third parties. Their terms may not be as favorable to us as if we had negotiated them with unaffiliated third parties. It is our intention to ensure that all future transactions, if any, between us and our officers, directors, principal shareholders and their affiliates, are approved by the audit committee or a majority of the independent and disinterested members of the board of directors, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

As of March 6, 2007, Randal J. Kirk controlled approximately 50.2% of our common stock and is able to control or significantly influence corporate actions, which may result in Mr. Kirk taking actions that advance his interests to the detriment of our other shareholders.

As of March 6, 2007, Randal J. Kirk, Chairman, President and Chief Executive Officer, and shareholders affiliated with him controlled approximately 50.2% of our common stock. Mr. Kirk is able to control or significantly influence all matters requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions. The interests of Mr. Kirk may not always coincide with the interests of other shareholders, and he may take actions that advance his interests to the detriment of our other shareholders.

We rely on Third Security, LLC, to provide us with certain services. If Third Security, LLC ceases to provide these services and we are unable to establish and maintain the necessary infrastructure to be self-sufficient, our business will be adversely affected.

We rely on Third Security, LLC to provide support for tax, legal, information technology, and market research functions as well as provide the miscellaneous services that we may need from time to time until the earlier of August 2007 or our termination of the administrative services agreement we have with Third Security. If the agreement is terminated early or Third Security will not agree to renew the agreement and ceases to provide these services and we are unable to add the necessary personnel and establish the necessary infrastructure to support our operations as a result, our business will be adversely affected. Third Security is owned by Randal J. Kirk, our Chairman, CEO, and President, who, with shareholders affiliated with him as of March 6, 2007, controlled approximately 50.2% of our common stock. The administrative services agreement has terms no less favorable than those that we would have entered into with an unaffiliated third party, and the agreement was approved by a majority of the independent and disinterested members of our board of directors.

Our executive officers and other key personnel are critical to our business, and our future success depends on our ability to retain them.

We are highly dependent on the principal members of our management and scientific team, particularly, Mr. Kirk, our Chairman, President and Chief Executive Officer, Krish S. Krishnan, our Chief Financial Officer and Chief Operating Officer, Garen Z. Manvelian, our Chief Medical Officer and Vice President, Clinical and Regulatory Affairs, John K. Thottathil, Ph.D., our Chief Scientific Officer and Suma M. Krishnan, Vice President, Product Development. In order to pursue our product development, marketing and commercialization plans, we will need to hire additional personnel with experience in clinical testing, government regulation, manufacturing, marketing and business development. We may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. We have no employment agreements with any of our executive officers and while we have employment agreements with certain of our employees, all of our employees are at-will employees who may terminate their employment at any time. We do not currently have key personnel insurance on any of our officers or employees. The loss of any of our key personnel, or the inability to attract and retain qualified personnel, may significantly delay or prevent the achievement of our research, development or business objectives and could materially adversely affect our business, financial condition and results of operations.

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

In order to develop and bring our product candidates to market, we must commit substantial resources to costly and time-consuming research, preclinical and clinical trials and marketing activities. We anticipate that our existing cash and cash equivalents and short-term investments will enable us to maintain our current planned operations for at least the next 15 months. We anticipate using our cash and cash equivalents and short-term investments to fund further research and development with respect to our lead product candidates and commercialization activities. We may, however, need to raise additional funding sooner if our business or operations change in a manner that consumes available resources more rapidly than we anticipate. Our requirements for additional capital will depend on many factors, including:

•	successful commercialization of our product candidates;

•	continued progress of research and development of product candidates utilizing our Carrierwave technology;

•	the time and costs involved in obtaining regulatory approval for our product candidates;

•	costs associated with protecting our intellectual property rights;

•	development of marketing and sales capabilities;

•	payments received under our collaboration agreements with Shire and any future collaborative agreements, if any;

•	market acceptance of our products; and

•	conversion of our outstanding Notes

As of December 31, 2006, we have no committed additional sources of capital. To the extent our capital resources are insufficient to meet future capital requirements, we will need to raise additional funds to continue the development of our product candidates. To the extent we raise additional capital through the sale of equity securities, the issuance of those securities could result in dilution to our shareholders. In addition, if we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or curtail our operations. In addition, we may be required to obtain funds through arrangements with collaborative partners, such as our agreements with Shire, or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves or license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available. Under the terms of the Notes, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of a calendar quarter is in excess of 120% of the applicable conversion price per share under the terms of the Notes, then the Notes will become convertible. As of December 31, 2006, the Notes had met this condition and became convertible. The Notes will remain convertible until at least March 31, 2007, which is the next measurement date for determining whether the Notes will be convertible for the next calendar quarter. Through March 12, 2007, none of the outstanding Notes had been converted.

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

Currently, we do not have any significant sales, marketing or distribution capabilities. On July 25, 2006, under the terms of our collaboration agreement with Shire, we exercised our right to co-promote Vyvanse in the United States (including its territories and possessions). In order to generate sales of any product candidates that receive regulatory approval, we must either acquire or develop an internal marketing and sales force with technical expertise and with supporting distribution capabilities or make arrangements with third parties to perform these services for us. The acquisition or development of a sales and distribution infrastructure would require substantial resources, which may divert the attention of our management and key personnel and defer our product development efforts. To the extent that we enter into marketing and sales arrangements with other companies, our revenues will depend on the efforts of others. These efforts may not be successful. If we fail to develop sales, marketing and distribution channels, or enter into arrangements with third parties, we will experience delays in product sales and incur increased costs. Upon entering into the Merger Agreement with Shire on February 20, 2007, we ceased activities associated with our previous exercise of the co-promotion option to market Vyvanse. If the merger agreement with Shire fails to close, then our ability to successfully execute our responsibilities under the co-promotion option would be significantly delayed and could negatively impact our revenues.

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

The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to liability claims and financial losses resulting from the use or sale of our products. We have obtained limited product liability insurance coverage for our clinical trials of $20 million per occurrence and in the aggregate, subject to a deductible of $100,000 per occurrence and $1 million per year in the aggregate. However, such insurance may not be adequate to cover any claims made against us. Furthermore, upon commercialization of Vyvanse, we will need to obtain additional product liability insurance coverage. In addition, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

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

If Shire, our collaboration partner on Vyvanse, or any other collaborative partners we retain, do not satisfy their obligations, we will be unable to develop our partnered product candidates.

We have entered into collaborative agreements with Shire relating to the global commercialization of Vyvanse for treatment of ADHD and other potential indications. This collaboration includes product development, manufacturing, marketing and sales. We do not have day-to-day control over the activities of Shire with respect to Vyvanse. In the event we enter into any other collaborative agreements, we may not have day-to-day control over the activities of such collaborative partner with respect to any of these product candidates. Shire may not fulfill its obligations with respect to commercialization under our collaborations with Shire. In addition, future collaborative partners may not fulfill their obligations under future collaborative agreements. If any future collaborative partner fails to fulfill its obligations under an agreement with us, we may be unable to assume the development of the products covered by that agreement or enter into alternative arrangements with a third party. In addition, if Shire or any other collaborative partner fails to fulfill its obligations under an agreement with us, we may encounter delays in the commercialization of the product candidate that is the subject of the agreement. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements will be dependent on the efforts of our collaborative partner. We could also become involved in disputes with Shire or another collaborative partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. In addition, any such dispute could diminish our collaborators’ commitment to us and reduce the resources they devote to developing and commercializing our products. Conflicts or disputes with our collaborators, and competition from them, could harm our relationships with our other collaborators, restrict our ability to enter future collaboration agreements and delay the research, development or commercialization of our product candidates. If any collaborative partner terminates or breaches its agreement, or otherwise fails to complete its obligations in a timely manner, our chances of successfully developing or commercializing these product candidates would be materially and adversely affected. We may not be able to enter into other collaborative agreements with partners on terms favorable to us, or at all. Our inability to enter into collaborative arrangements with collaborative partners, or our failure to maintain such arrangements, would limit the number of product candidates that we could develop and ultimately, decrease our sources of any future revenues.

Our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry or to implement our strategic initiatives.

On December 31, 2006, we had $137,750,000 of outstanding Notes and related interest payable of $2,071,750. Our Notes could have important consequences to us. For example, they could:

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

Risks Related to the Notes

The Notes rank junior in right of payment to our senior debt and effectively junior to the liabilities of our existing subsidiary or any future subsidiaries.

The Notes are subordinated to all of our future senior debt. The indenture governing the Notes does not restrict us or our existing subsidiary or any future subsidiaries from incurring debt (including senior debt) in the future. The incurrence by us or by our existing subsidiary or any future subsidiaries of senior debt, debt and other liabilities will increase the risks described above. The Notes are not secured by any of our assets. In the event we default on any future senior debt or in the event we undergo a bankruptcy, liquidation, dissolution, reorganization, or similar proceeding, the proceeds of the sale of our assets would first be applied to the repayment of our senior debt before any of those proceeds would be available to make payments on our subordinated debt, including the Notes. Accordingly, upon an acceleration of the Notes in the event of a default, there may be no assets remaining from which claims of the holders of the Notes could be satisfied or, if any assets remained, they might be insufficient to satisfy those claims in full. No payment in respect of the Notes will be permitted during certain periods when an event of default under our senior debt permits the senior debt lenders to accelerate the maturity of our senior debt.

The Notes are not guaranteed by our existing subsidiary or any future subsidiaries. As a result, the Notes effectively rank junior in right of payment to all existing and future debt and other liabilities (including trade payables) of our existing subsidiary or any future subsidiaries.

There are no restrictive covenants in the indenture for the Notes relating to our ability to incur future indebtedness or complete other transactions.

The indenture governing the Notes does not contain any financial or operating covenants or restrictions on the payment of dividends, the incurrence of indebtedness, transactions with affiliates, incurrence of liens or the issuance or repurchase of securities by us or any of our subsidiaries. We therefore may incur additional debt, including secured indebtedness that would be effectively senior to the Notes to the extent of the value of the assets securing such debt, or indebtedness at the subsidiary level to which the Notes would be structurally subordinated. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our debt, including the Notes offered hereby, or that future working capital, borrowings or equity financing will be available to pay or refinance any such debt.

Fluctuations in the price of our common stock may prevent you from being able to convert the Notes and may impact the price of the Notes and make them more difficult to resell.

The ability of holders of the Notes to convert the Notes is conditioned on the closing price of our common stock reaching specified thresholds or the occurrence of specified events, such as a fundamental change. If the closing price threshold for conversion of the Notes as set forth in the Indenture is satisfied during a calendar quarter, holders may convert the Notes only during the subsequent calendar quarter. If such closing price thresholds are not satisfied and the other specified events that would permit a holder to convert

Notes do not occur, holders would only be able to convert their Notes during the one month period from and including July 1, 2013 to, but excluding, the final maturity date on August 1, 2013.

Because the Notes are convertible into shares of our common stock, volatility or depressed prices for our common stock could have a similar effect on the trading price of the Notes and could limit the amount of cash payable upon conversion of the Notes. Holders who receive common stock upon conversion of the Notes will also be subject to the risk of volatility and depressed prices of our common stock.

The make whole premium that may be payable upon conversion in connection with a fundamental change may not adequately compensate you for the lost option time value of your Notes as a result of such fundamental change.

If you convert Notes in connection with a fundamental change, we may be required to pay a make whole premium by increasing the conversion rate applicable to your Notes, as set forth in the Indenture. While these increases in the applicable conversion rate are designed to compensate you for the lost option time value of your Notes as a result of a fundamental change, such increases are only an approximation of such lost value and may not adequately compensate you for such loss. In addition, even if a fundamental change occurs, in some cases there will not be a make whole premium.

Because your right to require repurchase of the Notes is limited, the market price of the Notes may decline if we enter into a transaction that does not constitute a fundamental change under the indenture.

The term “fundamental change” is limited and may not include every event that might cause the market price of the Notes to decline or result in a downgrade of the credit rating of the Notes. The term “fundamental change” does not apply to transactions in which 100% of the consideration paid for our common stock in a merger or similar transaction is publicly traded common stock. Our obligation to repurchase the Notes upon a fundamental change may not preserve the value of the Notes in the event of a highly leveraged transaction, reorganization, merger or similar transaction.

If you hold Notes, you are not entitled to any rights with respect to our common stock, but you are subject to all changes made with respect to our common stock.

If you hold Notes, you are not entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock), but you are subject to all changes affecting the common stock. You will only be entitled to rights on the common stock if and when we deliver shares of common stock to you in exchange for your Notes and in limited cases under the anti-dilution adjustments applicable to the Notes. For example, in the event that an amendment is proposed to our articles of incorporation or bylaws requiring shareholder approval and the record date for determining the shareholders of record entitled to vote on the amendment occurs prior to delivery of the common stock, you will not be entitled to vote on the amendment, although you will nevertheless be subject to any changes in the powers, preferences or special rights of our common stock.

We may not have the ability to purchase Notes when required under the terms of the Notes.

Holders of Notes may require us to purchase for cash all or a portion of their Notes upon the occurrence of certain specific kinds of fundamental change events. We cannot assure you that we will have sufficient financial resources or be able to arrange financing to pay the repurchase price of the Notes on any date that we would be required to do so under the terms of the Notes.

Future credit agreements or other agreements relating to our indebtedness might contain provisions prohibiting the redemption or repurchase of the Notes or provide that a change in control constitutes an event of default. If a fundamental change or specified trigger event occurs at a time when we are prohibited from purchasing or redeeming the Notes, we could seek the consent of our lenders to purchase or redeem the Notes or could attempt to refinance this debt. If we do not obtain consent, we could not purchase or redeem the Notes. Our failure to purchase tendered Notes or to redeem the Notes would constitute an event of default under the indenture, which might constitute a default under the terms of our other debt. In such circumstances, or if a fundamental change would constitute an event of default under our senior indebtedness, the subordination provisions of the indenture would possibly limit or prohibit payments to you. The term

“fundamental change” is limited to certain specified transactions and may not include other events that might harm our financial condition. In addition, the term “fundamental change” does not apply to transactions in which 100% of the consideration paid for our common stock in a merger or similar transaction is publicly traded common stock. Our obligation to offer to purchase the Notes upon a fundamental change would not necessarily afford you protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us.

You should consider the U.S. federal income tax consequences of owning the Notes.

The U.S. federal income tax treatment of the conversion of the Notes into a combination of our common stock and cash is uncertain. You are urged to consult your tax advisors with respect to the United States federal income tax consequences resulting from the conversion of Notes into a combination of cash and common stock.

You may have to pay taxes with respect to distributions on our common stock that you do not receive.

The conversion rate of the Notes is subject to adjustment for certain events arising from stock splits and combinations, stock dividends, cash dividends and certain other actions by us that modify our capital structure. If, for example, the conversion rate is adjusted as a result of a distribution that is taxable to holders of our common stock, such as a cash dividend, you may be required to include an amount in income for U.S. federal income tax purposes, notwithstanding the fact that you do not receive an actual distribution. In addition, holders of the Notes may, in certain circumstances, be deemed to have received a distribution subject to U.S. federal withholding taxes (including backup withholding taxes or withholding taxes for payments to foreign persons). If we pay withholding taxes on behalf of a holder, we may, at our option, set off such payments against payments of cash and common stock on the Notes.

The convertible note hedge and warrant transactions may affect the value of the Notes and our common stock.

In connection with the private placement of our Notes, we entered into convertible note hedge transactions and warrant transactions with affiliates of Merrill Lynch. These transactions are expected to offset potential dilution upon conversion of the Notes. In connection with hedging these transactions, such affiliates of Merrill Lynch:

•	will enter into various over-the-counter derivative transactions with respect to our common stock, and may purchase our common stock; and

•	may enter into, or may unwind, various over-the-counter derivatives and/or purchase or sell our common stock in secondary market transactions (including during any conversion reference period related to a conversion of Notes).

Such activities could have the effect of increasing, or preventing a decline in, the price of our common stock. Such effect is expected to be greater in the event we elect to settle converted Notes entirely in cash. The affiliates of Merrill Lynch party to these transactions are likely to modify their hedge positions from time to time prior to conversion or maturity of the Notes or termination of the transactions by purchasing and selling shares of our common stock, other of our securities, or other instruments they may wish to use in connection with such hedging. In particular, such hedging modification may occur during any conversion reference period for a conversion of Notes, which may have a negative effect on the value of the consideration received in relation to the conversion of those Notes. In addition, we intend to exercise options we hold under the convertible note hedge transactions whenever Notes are converted. In order to unwind their hedge position with respect to those exercised options, the affiliates of Merrill Lynch party to these transactions expect to sell shares of our common stock in secondary market transactions or unwind various over-the-counter derivative transactions with respect to our common stock during the conversion reference period for the converted Notes.

The effect, if any, of any of these transactions and activities on the market price of our common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock and the value of the Notes and, as a result, the number of shares and value of the common stock you will receive upon the conversion of the Notes. In addition, in the event that these transactions fail to offset all of the dilution resulting from the conversion of the Notes, the issuance of additional shares of our common stock as a consequence of such conversion would result in some dilution to our shareholders and could adversely affect the value of our common stock.

There is no established trading market for the Notes and no guarantee that a market will develop or that you will be able to sell your Notes.

We have not listed the Notes on any national securities exchange or automated quotation system. In addition, we do not know whether an active trading market will develop for the Notes. Future trading prices of the Notes will depend on many factors, including, among other things, prevailing interest rates, the price and volatility in the price of our shares of common stock, our operating results, the market for similar securities and other factors. Generally, the liquidity of, and trading market for, the Notes may also be materially and adversely affected by declines in the market for similar debt securities. Such a decline may materially and adversely affect such liquidity and trading independent of our financial performance and prospects. At the time of the closing of the private placement of the Notes by us, the initial purchasers advised us that they intended to make a market in the Notes. However, the initial purchasers are not obligated to do so and any market-making activity may be discontinued at any time without notice. There can be no assurance that an active or liquid trading market for the Notes will develop. To the extent that an active or liquid trading market does not develop, the liquidity and trading prices for the Notes may be harmed.

The conditional conversion feature of the Notes could result in your receiving less than the value of the common stock into which a note is convertible.

The Notes are convertible into shares of our common stock only if specified conditions are met. If the specific conditions for conversion are not met, you will not be able to convert your Notes until the one month period from, and including, July 1, 2013 to, but excluding, the final maturity date of the notes on August 1, 2013, and until such time, you may not be able to receive the value of the common stock into which the notes would otherwise be convertible.

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

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Any adverse effect upon the trading price of our common stock would, in turn, adversely affect the trading price of the notes.

Risks Related to the Merger

The pending merger with Shire may create uncertainty for our employees and business partners.

On February 20, 2007, we announced that we had entered into a merger agreement with Shire, plc. The merger is currently expected to close early in the second quarter. While the merger is pending, current employees may experience uncertainty about their post-merger roles with Shire, and key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Shire following the merger. Other parties with which we have or are pursuing relationships may defer further arrangements with us.

The merger with Shire is subject to various approvals and may not occur.

Consummation of the proposed merger with Shire is subject to the satisfaction of various closing conditions, including approval of the acquisition and an amendment to Shire’s articles of association by Shire’s shareholders, the tender of a majority of the shares of common stock on a fully-diluted basis, the expiration or earlier termination of the Hart-Scott-Rodino waiting period and other customary conditions described in the Merger Agreement. We cannot assure you that the merger will be completed in the anticipated time frame or at all. In the event that the proposed merger is not completed:

•	management’s attention from our day-to-day business may be diverted;

•	we may lose key employees;

•	our business relationships may be disrupted as a result of uncertainties with regard to our business and prospects;

•	we may be required to pay significant transaction costs related to the proposed Merger, such as a transaction termination (break-up) fee of up to $70 million to Shire and reimburse Shire for documented out-of-pocket transaction-related expenses of up to $8 million in the aggregate; and

•	the market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the proposed merger will be completed.

Any such events could have a material negative impact on our results of operations and financial condition and could adversely affect our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our headquarters in Radford, Virginia from Third Security for approximately $75,000 annually for approximately 3,822 square feet, which we believe is market rate for this space.

Our research and development operations are located in approximately 17,707 square feet of leased laboratory facilities at the Virginia Tech Corporate Research Center in Blacksburg, Virginia at an annual cost of approximately $284,000. Our location in the Virginia Tech Corporate Research Center is not to be construed as an endorsement by Virginia Tech Corporate Research Center, Inc. or Virginia Polytechnic Institute and State University, their affiliates, agents or employees, of our company or our activities. This lease expires on May 31, 2007. We anticipate renewing this lease for successive one year periods on terms similar to the terms currently in effect.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently involved in any legal proceedings that, in our opinion, could have a material adverse effect on our business or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our shareholders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2006, there were approximately 26 shareholders of record of our common stock. This total does not represent the actual number of beneficial owners of our common stock because shares are generally held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

The following table sets forth the high and low bid quotations of our common stock for the period indicated.

	High	Low

Fiscal year ended January 1, 2006
Quarter ended April 3, 2005	$16.06	$7.73
Quarter ended July 3, 2005	$16.96	$12.47
Quarter ended October 2, 2005	$23.97	$14.04
Quarter ended January 1, 2006	$27.10	$21.60
Fiscal year ended December 31, 2006
Quarter ended April 2, 2006	$35.00	$26.28
Quarter ended July 2, 2006	$35.60	$23.35
Quarter ended October 1, 2006	$28.85	$21.32
Quarter ended December 31, 2006	$59.14	$24.33

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

(c) Issuer purchases of equity securities (1)

			Total Number of	Approximate Dollar
			Shares Purchased as	Value that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

October 2, 2006 through November 5, 2006	—	—	—	$10,000,000
November 6, 2006 through December 3, 2006	—	—	—	$10,000,000
December 4, 2006 through December 31, 2006	—	—	—	$10,000,000

(1)	In connection with the sale of the Notes in July 2006, the Company’s Board of Directors authorized a stock repurchase program whereby management may direct the repurchase of up to $10 million in common stock. There have been no repurchases under this program.

PERFORMANCE GRAPH

The following graph compares cumulative total shareholder returns for New River, the NASDAQ Market Index and the NASDAQ Biotechnology Index since August 5, 2004, the day New River Common Stock began trading publicly. The comparison assumes $100 was invested on August 5, 2004 and dividends were reinvested.

		NASDAQ	NASDAQ
		Market	Biotechnology
Date	New River	Index	Index
August 5, 2004	$100.00	$100.00	$100.00
January 2, 2005	187.00	119.42	118.46
January 1, 2006	648.50	121.06	121.82
December 31, 2006	1,367.75	132.59	123.06

ITEM 6.	SELECTED FINANCIAL DATA

We have derived the following statements of operations data for each of the three fiscal years ended December 31, 2006, January 1, 2006, and January 2, 2005 and the balance sheet data at December 31, 2006 and January 1, 2006 from the consolidated financial statements of New River Pharmaceuticals Inc. and Subsidiary, which consolidated financial statements and the report thereon we include elsewhere in this annual report on Form 10-K. We have derived our statements of operations data for the fiscal years ended December 28, 2003 and December 29, 2002 and the balance sheet data at January 2, 2005, December 28, 2003, and December 29, 2002 from our audited consolidated financial statements that are not included in this annual report on Form 10-K. You should read the selected consolidated financial data in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report on Form 10-K.

	December 31,	January 1,	January 2,	December 28,	December 29,
	2006	2006	2005	2003	2002
	(In thousands, except share and per share data)

Statements of operations data(1):
Collaboration revenues	$34,333	$—	$—	$—	$—
Sales, net	—	—	—	—	177

Total revenues	34,333	—	—	—	177
Operating costs and expenses:
Cost of goods sold	—	—	—	—	51
Selling, general and administrative	48,992	13,229	5,933	1,529	1,940
Research and development	40,963	18,366	10,235	3,139	2,683
Depreciation and amortization of property and equipment	153	157	119	140	175
Amortization of intangible assets	—	—	—	—	39

Total operating expenses	90,108	31,752	16,287	4,808	4,888
Operating loss	(55,775)	(31,752)	(16,287)	(4,808)	(4,711)

Other income (expense):
Gain on settlement	—	—	1,764	—	—
Loss on disposal of property and equipment	(10)	—	(19)	—	(89)
Interest expense	(2,349)	(5)	(11)	(13)	(59)
Write-off of debt issuance costs	(4,255)	—	—	—	—
Interest income	5,984	1,890	218	4	30

Total other income (expense), net	(630)	1,885	1,952	(9)	(118)

Loss before income taxes and cumulative effect of change in accounting principle	(56,405)	(29,866)	(14,335)	(4,817)	(4,829)
Income tax expense (benefit)	311	—	—	—	—

Loss before cumulative effect of change in accounting principle	(56,716)	(29,866)	(14,335)	(4,817)	(4,829)
Cumulative effect of change in accounting principle	(711)	—	—	—	—

Net loss	$(57,427)	$(29,866)	$(14,335)	$(4,817)	$(4,829)

Net loss per share (basic and diluted)(2)	$(1.60)	$(0.83)	$(0.48)	$(0.20)	$(0.23)

Weighted average number of common shares outstanding (basic and diluted)(2)	36,009,295	35,943,596	29,694,742	23,685,626	21,379,822

(1)	All of our sales, net, recognized in the fiscal years ended December 29, 2002 were from sales of drugs, which were transferred to an affiliated party at the end of 2002.

(2)	As adjusted to give effect to a one-for-two reverse stock split effective as of August 3, 2004 and a two-for-one stock split effected in the form of a stock dividend effective January 13, 2006.

	As of
	December 31,	January 1,	January 2,	December 28,	December 30,
	2006	2006	2005	2003	2002

Balance sheet data:
Cash and cash equivalents	$87,006	$3,516	$4,019	$264	$614
Short-term investments	60,000	49,250	21,150	—	—
Working capital (deficit)	(18,869)	46,689	21,124	(1,422)	(294)
Total assets	151,536	53,960	25,770	636	1,019
Capital lease obligation	27	49	—	—	—
Convertible notes	137,750	—	—	—	—
Total shareholders’ equity (deficit)	(109,703)	(6,482)	21,385	(1,139)	90

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Information Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements. All statements, other than statements of historical facts, included in this annual report on Form 10-K regarding our strategy, future operations, future financial position, future revenues, future costs, prospects, plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the likelihood that the Merger will close and the timeframe with respect thereto;

•	the ability to execute successfully our collaboration with Shire Pharmaceuticals Group plc within a reasonable timeframe or at all;

•	the progress of our product development programs;

•	the status of our preclinical and clinical development of potential drugs;

•	the likely success of our product candidates in clinical trials and the regulatory approval process, particularly whether and under what circumstances any of our product candidates will be approved by the FDA;

•	the likely scheduling and labeling of our product candidates;

•	our estimates for future revenues and profitability;

•	our estimates regarding our capital requirements and our needs for additional financing;

•	our ability to attract partners with acceptable development, regulatory and commercialization expertise on favorable terms;

•	the likelihood of regulatory approval under the Federal Food, Drug and Cosmetic Act without having to conduct long and costly trials to generate all of the data often required in connection with a traditional new chemical entity;

•	the ability to develop, manufacture, launch and market any of our drug candidates;

•	our ability to develop safer and improved versions of widely prescribed drugs using our Carrierwave technology;

•	the expected benefits of our Carrierwave technology such as abuse resistance and decreased toxicity;

•	our success in developing our own sales and marketing capabilities for Vyvanse; and

•	our ability to obtain favorable patent claims.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements as our actual results may differ materially from those anticipated in these forward-looking statements. We discuss many of these risks in this annual report on Form 10-K in greater detail under the heading “Risk Factors.” In addition, these forward-looking statements represent our estimates and assumptions only as of the date of this annual report on Form 10-K.

You should read this annual report on Form 10-K , the documents incorporated by reference in this annual report and have filed previously as exhibits to filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. Although we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if new information becomes available in the future or as a result of future events, changes in assumptions or otherwise. We qualify all of our forward-looking statements by these cautionary statements.

Overview

On February 20, 2007, we entered into a definitive merger agreement (the Merger Agreement) with Shire under which Shire has agreed to acquire for $64.00 in cash each share of our common stock. The acquisition will be effected by means of a cash tender offer for all of our outstanding shares, followed by a merger in which each of our remaining untendered shares would be converted into the same $64.00 cash per share price paid in the tender offer. The transaction has been unanimously approved by our board of directors. The tender offer commenced on March 2, 2007, and is expected to close early in our second quarter. Consummation of the tender offer is subject to approval of the transaction by Shire’s shareholders, as well as the satisfaction of certain customary conditions, including the tender of a majority of our outstanding shares on a fully diluted basis and the expiration or earlier termination of the Hart-Scott-Rodino waiting period. Randal J. Kirk, our Chairman, CEO and President, has agreed to tender all of our shares beneficially owned by him, representing approximately 50.2% of the currently outstanding shares. The Merger Agreement contains certain termination rights for both parties and further provides for a termination fee of $70 million and up to $8 million in the aggregate for reimbursement of documented out-of-pocket transaction related expenses payable to Shire if the transaction is terminated under certain circumstances. For further information with respect to the Merger see the Overview section of Item 1 — BUSINESS of this Annual Report on Form 10-K.

We are a specialty pharmaceutical company developing generational improvements of widely prescribed drugs in large and growing markets. Utilizing our proprietary Carrierwave technology, we are developing new molecular entities that are derivatives of public domain actives and attempt to address certain deficiencies associated with currently marketed drugs. On February 23, 2007, the United States Food and Drug Administration (FDA) granted marketing approval for Vyvanse, formerly known as NRP104, for the treatment of Attention Deficit Hyperactiviy Disorder (ADHD). The FDA has proposed that Vyvanse be classified as a

Schedule II controlled substance. This proposal was submitted to and accepted by the United States Drug Enforcement Administration (DEA). A final scheduling decision is expected from the DEA in March 2007. Pending final scheduling designation, we anticipate the commercial launch of Vyvanse in the second quarter of 2007. We intend to market Vyvanse in three dosage strengths: 30 mg, 50 mg and 70 mg, all indicated for once-daily dosing. The product in our pipeline that is the most advanced in its development is NRP290, which is a conditionally bioreversible derivative (CBD) of hydrocodone designed to treat acute pain. NRP290 is designed to provide overdose protection, less potential for abuse and less potential for addiction while affording comparable efficacy.

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

During July 2006, we sold $137,750,000 aggregate principal amount of 3.5% convertible subordinated notes due 2013 (the Notes) to qualified institutional buyers in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended. The aggregate principal amount of the Notes sold reflects a partial exercise by the Initial Purchasers of their option to purchase additional Notes to cover over-allotments. The Notes will bear interest at the rate of 3.5% per year. Interest will be payable in cash semiannually in arrears on February 1 and August 1 of each year, beginning February 1, 2007. Concurrent with the issuance of the Notes, we purchased convertible note hedges in private transactions at a cost of $43,529,000 to cover, subject to customary anti-dilution adjustments, 4,005,811 shares of our common stock at strike prices that correspond to the initial conversion prices of the Notes. We also sold warrants in private transactions and received net proceeds of $29,478,500 to acquire 4,005,811 shares of our common stock, subject to customary anti-dilution adjustments. Contemporaneously with the closing of the sale of the Notes, a portion of the net proceeds from the Notes issuances and the proceeds of the warrant transactions were used to repurchase $41.0 million or 1,490,367 shares of our common stock under a prepaid forward purchase agreement. Additionally, our Board authorized a stock repurchase program whereby management may direct the repurchase of up to $10 million in common stock. To date there have been no purchases under the program. Under the terms of the Notes, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of a calendar quarter is in excess of 120% of the applicable conversion price per share under the terms of the Notes, then the Notes will become convertible. As of December 31, 2006, the Notes had met this condition and became convertible. The Notes will remain convertible until at least March 31, 2007, which is the next measurement date for determining whether the Notes will be convertible for the next calendar quarter. Through March 12, 2007, none of the outstanding Notes had been converted.

Throughout our history, we have incurred significant losses. We may incur additional losses, which may increase, for our fiscal year ending December 30, 2007. We have not been and may never become profitable. As of December 31, 2006, we had an accumulated deficit of approximately $127 million.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of personnel and benefits costs, stock-based compensation costs, legal costs associated with patent filings, board of director fees, insurance expense, costs associated with completing the collaboration agreements with Shire, shared marketing expenses under our collaboration agreements with Shire, and fees charged to us by an affiliate, Third Security, for services provided to us under an administrative services agreement. Administrative services that Third Security is providing under the administrative services agreement include support for taxation, legal, information technology, and market research functions as well as other miscellaneous services that we may need from time to time.

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

	Fiscal Years Ended			Inception to
	December 31,	January 1,	January 2,	December 31,
	2006	2006	2005	2006
		(In thousands)

Vyvanse	$21,481	$12,046	$7,064	$41,260
NRP290	1,402	1,146	690	3,342
NRP409	1,393	167	—	1,560
Other preclinical development	540	637	153	1,329
Carrierwave/thyroid	—	—	—	5,488

Total	$24,816	$13,996	$7,907	$52,979

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

Cumulative Effect of Change in Accounting Principle.  As a result of adopting the provisions of SFAS 123(R), “Share-Based Payment” (SFAS 123(R)), we recognized a cumulative effect accounting adjustment related to outstanding stock appreciation rights (SARs) that are to be settled in cash. These awards were previously accounted for based on their intrinsic value at the end of each reporting period. Under SFAS 123(R), these awards are re-measured as of January 2, 2006, the date of adoption of SFAS 123(R), and at the end of each reporting period based on their fair value.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts, the timing and outcome of regulatory submissions, the potential receipt of milestone payments under our collaboration agreement with Shire, and the commercial launch of Vyvanse. Due to these uncertainties, accurate predictions of future operations are difficult or impossible.

Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended January 1, 2006

Revenues.  We recognized $34.3 million of revenue from our collaboration agreement with Shire for the year ended December 31, 2006, compared to $0 for the year ended January 1, 2006. For a detailed discussion on revenue recognition associated with our collaboration agreement with Shire see note 3 to the consolidated financial statements.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $35,763,000, or 270%, to $48,992,000 for the fiscal year ended December 31, 2006 from $13,229,000 for the fiscal year ended January 1, 2006. This increase was primarily attributed to an increase of approximately $9,777,000 of shared marketing expenses with Shire under the collaboration agreements and an increase in stock-based compensation expense of $25,412,000, primarily associated with the adoption of SFAS 123(R). Stock-based compensation expense for the fiscal year ended December 31, 2006, was $28,771,000 and represents the cost related to stock options and SARs granted to certain executives and management personnel that is being recognized in accordance with SFAS 123(R) over the vesting period of such options and SARs. Stock-based compensation expense for the fiscal year ended January 1, 2006 was $3,359,000 and related to SARs prior to the adoption of SFAS 123(R). These increases were partially offset by a $1,500,000 fee incurred and paid to an investment banking firm during the fiscal year ended January 1, 2006 for managing the process through which we were able to evaluate various partnering alternatives prior to successful completion of our collaboration agreements with Shire

Research and Development Expenses.  Research and development expenses increased $22,597,000, or 123%, to $40,963,000 for the year ended December 31, 2006 from $18,366,000 for the fiscal year ended January 1, 2006. Increases in external development expenses and stock-based compensation primarily accounted for this increase. External development increased $10,820,000. This increase is due to manufacturing costs of validation batches of Vyvanse as such costs are not capitalized prior to receipt of regulatory approval and an increase in external development work associated with NRP409. Stock-based compensation increased approximately $10,274,000 and is associated with the adoption of SFAS 123(R). Stock-based compensation expense for the fiscal year ended December 31, 2006 was $11,000,000 and represents the cost related to SARs and options granted to research and development personnel that is being recognized in accordance with SFAS 123(R) over the vesting period of such SARs and options. Stock-based compensation expense for the fiscal year ended January 1, 2006 was $726,000 and related to SARs granted prior to the adoption of SFAS 123(R).

The following table shows the aggregate changes in our research and development expenses.

	Fiscal Year Ended
Research and development expenses	December 31, 2006	January 1, 2006
	(In thousands)

Direct project costs:
Personnel, benefits and related costs	$14,724	$3,079
Consultants, supplies, materials and other direct costs	931	944
External development costs	24,816	13,996

Total direct costs	40,471	18,019
Indirect costs	492	347

Total	$40,963	$18,366

Other Income (Expense).  For the fiscal year ended December 31, 2006, other income included approximately $5,984,000 of interest income earned primarily from investing the proceeds received pursuant to the collaboration agreement with Shire and the proceeds received from our Notes, net of interest expense of approximately $2,349,000 on the Notes subsequent to issuance and the write-off of debt issuance costs of $4,255,000. The debt issuance costs were written off as a result of our convertible notes being classified as current as of December 31, 2006 (see the Liquidity and Capital Resources section herein for further discussion). Other income for the fiscal year ended January 1, 2006 included approximately $1,890,000 of interest income earned primarily from investing the proceeds from our initial public offering and the initial upfront payment from Shire pursuant to the collaboration agreement.

Cumulative Effect of Change in Accounting Principle.  For the fiscal year ended December 31, 2006, we recognized a cumulative effect accounting adjustment related to outstanding stock appreciation rights (SARs) that are to be settled in cash upon our adoption of SFAS 123(R), effective January 2, 2006 (see note 2(l) to the consolidated financial statements).

Income Taxes.  We recorded current income tax expense of $310,666 for the fiscal year ended December 31, 2006. The current expense is due primarily to limitations on the utilization of net operating loss carryforwards for purposes of the federal alternative minimum tax. We did not recorded any tax provision or benefit for the fiscal years ended January 1, 2006 (see note 9 to the consolidated financial statements).

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

Research and Development Expenses.  Research and development expenses increased $8,131,000, or 79%, to $18,366,000 for the fiscal year ended January 1, 2006 from $10,235,000 for the fiscal year ended January 2, 2005. An increase in external development costs of $6,089,000 and an increase in personnel, benefits and related costs of $1,554,000, including bonus accruals and stock-based compensation for research and development personnel, primarily accounted for this increase. The increase in external development costs were primarily related to Phase III clinical studies for our Vyvanse compound and continued progress in our research and development of our NRP290 compound. Stock-based compensation for the fiscal year ended January 1, 2006 was $726,000 and represents the cost of SARs granted to our Vice President, Product Development. There was no stock-based compensation recognized for the fiscal year ended January 2, 2005 related to research and development employees. The remaining increase in personnel, benefits and related costs was due to a combination of new hires and increases in salaries and bonuses.

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

Other Income (Expense).  For the fiscal year ended January 1, 2006, other income included $1,890,000 of interest income earned primarily from investing the proceeds received from our initial public offering and the proceeds received pursuant to the collaboration agreements with Shire. Other income for the fiscal year ended January 2, 2005 included a gain of $1,764,000 on settlement of litigation, which is discussed further in the notes to the consolidated financial statements (see note 11) and $219,000 of interest income earned primarily from investing the proceeds from our initial public offering.

Liquidity and Capital Resources

Our operations from 2001 through December 31, 2006, have been funded primarily from proceeds of approximately $17,282,000 raised from various private placements of our common stock, $33,600,000 of gross proceeds from the initial public offering of our common stock on August 10, 2004, $50,000,000 received on each of February 11, 2005 and February 6, 2006 in accordance with the terms of our collaboration agreements with Shire, and $137,750,000 of gross proceeds from our Notes offering in July 2006 (including the overallotment option that was exercised on August 7, 2006), as follows:

	Number of		Price per
Fiscal Year	Shares(1)		Share(1)	Gross Proceeds

2001	300,000		$3.33	$1,000,000
2002	2,245,000		1.25	2,806,250
2002	4,077,720	(2)	1.25	5,097,151
2003	2,823,200		1.25	3,529,000
2004	1,940,000		2.50	4,850,000
2004 — Initial public offering	8,400,000		4.00	33,600,000
2005 — Shire collaboration	—		—	50,000,000
2006 — Shire collaboration	—		—	50,000,000
2006 — Convertible notes	—		—	137,750,000

	19,785,920			$288,632,401

(1)	As adjusted for a one-for-two reverse stock split effective August 3, 2004 and a two-for-one stock split effected in the form of a stock dividend effective January 13, 2006.

(2)	Represents shares issued upon the conversion of a convertible promissory note by RJK, L.L.C., an entity controlled by Mr. Kirk, our Chairman, President and Chief Executive Officer, in the original amount of $5,000,000 plus accrued interest of $97,151. We received the $5,000,000 of proceeds from the note issuance in August 2001.

At December 31, 2006, we had cash and cash equivalents of $87,006,000 compared to $3,516,000 at January 1, 2006. Our cash equivalents are highly liquid investments in money market funds and commercial paper. We maintain cash balances with financial institutions in excess of insured limits. We also maintained short-term investments of $60,000,000 and $49,250,000 at December 31, 2006 and January 1, 2006, respectively, in auction rate municipal bonds. We record these short-term investments at cost, which approximates fair market value due to (i) the securities’ variable interest rates, which typically reset every 28 to 35 days, and (ii) the fact that we have the ability to liquidate readily these securities, despite the long-term nature of their stated contractual maturities. We do not anticipate any losses with respect to such cash and cash equivalents and short-term investment balances.

Cash provided by operations was $15,908,000 for the fiscal year ended December 31, 2006 compared to $26,385,000 for the fiscal year ended January 1, 2006. We received an upfront payment of $50,000,000 in February 2005 under the terms of our collaboration agreement with Shire and a milestone payment of $50,000,000 under the same agreement in February 2006. The decrease between periods is due to an increase in operating expenses for the fiscal year ended December 31, 2006, compared to operating expenses for the fiscal year ended January 1, 2006. Cash used in investing activities was $12,811,000 for the fiscal year ended December 31, 2006 compared to $28,187,000 for the fiscal year ended January 1, 2006. The increase is due to the net change in activity in short-term investments. Net proceeds provided by financing activities was $80,394,000 for the fiscal year ended December 31, 2006 compared to $1,299,000 for the fiscal year ended January 1, 2006. This increase is due to proceeds of approximately $133,218,000, net of issuance costs, received from our Notes offering and proceeds of approximately $29,478,000 received from the issuance of warrants to purchase our common stock. These receipts were offset by proceeds used to purchase convertible note hedges for $43,529,000 and proceeds used to purchase the Company’s common stock under a prepaid forward purchase contract for $41,000,000.

The following table summarizes our contractual obligations at December 31, 2006 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

		Due within	Due 1 to
	Total	1 Year	5 Years	Thereafter
		(In thousands)

Operating lease obligations	$211	$211	$—	$—
Capital lease obligations	27	25	2	—
Research and development contracts	20,536	20,536	—	—
Inventory purchase commitments	6,427	6,427	—	—
Accrued stock-based compensation	34,536	—	34,536
Interest payments on convertible notes	33,829	4,902	24,106	4,821
Convertible notes	137,750	—	—	137,750

Total contractual cash obligations	$233,316	$32,101	$58,644	$142,571

As a result of the exercise of our co-promotion right for Vyvanse under our collaboration agreement with Shire on July 25, 2006, we are committed to co-promote the product for at least 24 months and to provide 25% of the total details for the product during the 24-month period. The total cost of this commitment cannot be reasonably estimated at this time. However, as a consequence of entering into the Merger Agreement with Shire, we ceased ongoing activities associated with the development of our sales force capabilities necessary to execute our responsibilities under the co-promotion option.

Excluded from the table are payments that we may be obligated to make under our agreement with Depomed, Inc. Such payments are contingent upon the achievement of certain milestones, royalties on future product sales, and development costs which are reimbursed at a full-time equivalent rate or cost-plus basis, the total cost of which cannot reasonably be estimated. In connection with the sale of the Notes in July 2006, our Board of Directors authorized a stock repurchase program whereby we may direct the repurchase of up to $10 million in common stock. There have been no repurchases under this program. Because there is no contractual commitment to make these purchases, such amount is excluded from the table. The Company has deferred revenue of approximately $65.7 million which is being recognized over the period of development, which the Company is obligated to perform, for three indications of Vyvanse: pediatric, adult and adolescent. Because such amount does not represent future payments to be made by us, such amount is excluded from the table.

As of December 31, 2006, our long-term contractual obligations consisted of accrued stock-based compensation related to SARs that are to be settled in cash, our Notes and a capital lease for equipment used in our research operations. Under the terms of the Notes, if the closing price of our common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of a calendar quarter is in excess of 120% of the applicable conversion price per share under the terms of the Notes, then the Notes will become convertible. As of December 31, 2006, the trading price of our common stock had met these criteria and accordingly the Notes became convertible and are classified as a current liability in our consolidated balance sheet as of December 31, 2006. The Notes will remain convertible until at least March 31, 2007, which is the next measurement date for determining whether the Notes will be convertible for the next calendar quarter. Through March 12, 2007, none of the outstanding Notes had been converted. In the event that a significant conversion did occur, we believe that we have the ability to fund the payment of principal amounts due through a combination of utilization of existing cash and cash equivalents and short-term investments, raising money in the capital markets and exercising the call option under the terms of the convertible note hedge instruments.

Our operating leases are for our research and development facilities and our administrative offices. The lease for the research and development facilities expired at the end of July 2006 and was renewed for a one year period and requires monthly payments of approximately $11,500. We terminated this lease in February 2007. Effective June 1, 2006, we entered into a lease agreement for research and development facilities, which expanded our research capabilities and replaced our previous facilities. This lease is with the same landlord as our previous facilities. Rent for the new facilities requires monthly payments of approximately $23,668. We maintain an operating lease agreement with Third Security for offices occupied by certain of our executive and administrative staff. The lease was initially for 24 months and expired in August 2006. We renewed this lease for the first of three one-year periods in August 2006 under terms similar to the initial terms. The current monthly rental is $6,210. We also have in-progress research and development contracts performed by third parties. As of December 31, 2006, we had commitments, which consist primarily of external development work, with third parties totaling approximately $36,455,000 of which approximately $11,120,000 was accrued at December 31, 2006 and $9,416,000 had not yet been incurred.

Effective May 18, 2006, we entered into an Active Pharmaceutical Ingredient Supply Agreement with Organichem Corporation (Organichem) for the non-exclusive manufacture and supply of Vyvanse by Organichem for us. Under the terms of this agreement, Organichem is to manufacture validation batches and commercial batches once regulatory approval is obtained. Effective August 18, 2006, we entered into a Drug Product Supply Agreement with Patheon Pharmaceuticals Inc. (Patheon) for the non-exclusive manufacture and supply of Vyvanse capsules by Patheon for us. Under the terms of this agreement, Patheon is to manufacture validation batches and commercial batches once regulatory approval is obtained. In accordance with our policy, expenses in connection with batches manufactured prior to regulatory approval are recorded as research and development expenses. As of December 31, 2006, we had outstanding purchase orders that had been issued to Organichem and Patheon for commercial production of Vyvanse in anticipation of regulatory approval of Vyvanse, which was received from the FDA on February 23, 2007. These purchase orders, which totaled $6,427,000, are included in the total for Inventory Purchase Commitments in the table above.

We may incur losses from operations for fiscal year 2007. We expect to incur increasing research and development expenses, including expenses related to additional clinical trials and personnel. We expect that our general and administrative expenses will continue to increase in the future as we continue to expand our business development, add infrastructure and incur costs related to the exercise of our co-promote option with Shire, and incur additional costs related to being a public company.

Our future capital requirements will depend on a number of factors, including milestone payments received under our collaboration agreement with Shire, the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates. We believe our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital equipment requirements for at least the next 15 months.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006 and had no material effect to our consolidated financial statements.

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

Stock-Based Compensation.  Effective January 2, 2006, we adopted the provisions of SFAS No. 123(R) and related interpretations, using the modified prospective method. SFAS No. 123(R) requires companies to expense the grant-date fair value of employee equity awards over the vesting period. Using the modified prospective method of adopting SFAS 123(R), we began recognizing compensation expense for the remaining unvested portions of stock option and SARs settled in stock that were granted prior to January 2, 2006. We also have outstanding SARs that are to be settled in cash. In accordance with SFAS 123(R), these instruments are measured at fair value and are recorded as a liability at the end of each reporting period until settled. We recognized approximately $39.8 million of stock-based compensation for the fiscal year ended December 31, 2006.

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

We recorded current income tax expense of $310,666 for the fiscal year ended December 31, 2006. The current expense is due primarily to limitations on the utilization of net operating loss carryforwards for purposes of the federal alternative minimum tax. We did not record any tax provision or benefit for the fiscal years ended January 1, 2006 and January 2, 2005. We have provided a valuation allowance for the full amount of our net deferred tax assets since realization of any future benefit from deductible temporary differences and net operating loss carry forwards cannot be sufficiently assured. At December 31, 2006, we had federal net operating loss carry forwards of approximately $58 million available to reduce future taxable income, which will begin to expire in 2022.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006, our exposure to market risk was confined to our cash and cash equivalents that have maturities of less than three months and our short-term investments in auction rate municipal bonds. We record our investments in auction rate municipal bonds at cost, which approximates fair market value due to (i) the securities’ variable interest rates, which typically reset every 28 to 35 days, and, (ii) the fact that the Company has the ability to liquidate readily these securities, despite the long-term nature of their stated contractual maturities. We currently do not hedge interest rate exposure. Because of the short-term maturities of our cash and cash equivalents and the reset terms of our investments in auction rate municipal bonds, we do not believe that an increase in market rates would have any significant impact on their realized value. As more fully discussed in the notes to the consolidated financial statements (note 4 — Convertible Notes) and in the overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have entered into certain hedging transactions in connection with our issuance of $137,750,000 of Notes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is set forth on pages F-1 to F-25 and incorporated herein by reference and management’s report on internal control over financial reporting under Item 9A, which is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act), we carried out an evaluation, with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d and 15(e) under the Exchange Act) as of December 31, 2006. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles in the United States of America and includes policies and procedures that:

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears in this annual report on Form 10-K.

/s/  Randal J. Kirk
Randal J. Kirk
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

/s/  Krish S. Krishnan
Krish S. Krishnan
Chief Operating Officer, Chief Financial Officer,
Secretary and Director
(Principal Financial and Accounting Officer)

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information About the Directors

The Board currently consists of six members who will hold office until the 2007 Annual Meeting of Shareholders of the Company and until their respective successors are elected and qualified, subject to their prior death, resignation or removal.

Randal J. Kirk
Age 53

Randal J. Kirk is our founder and has served as a director since August 1996, as Chairman of the Board since 1996 and as President and Chief Executive Officer since October 2001. Mr. Kirk has over 20 years of experience in the healthcare industry. Mr. Kirk began his professional career in the private practice of law. Mr. Kirk co-founded General Injectables & Vaccines, Inc., a pharmaceutical distributor (GIV), in 1983 and served as Chairman of the Board of GIV prior to the sale of that company in 1998. Previously, Mr. Kirk served as a member of the board of directors of Scios, Inc. (previously traded on NASDAQ prior to its acquisition by Johnson & Johnson) between February 2000 and May 2002. He has served on the Virginia Bioinformatics Institute Policy Advisory Board since March 2004. Mr. Kirk also currently serves in a number of additional capacities with the following entities, each of which is an affiliate of New River: Senior Managing Director of Third Security, LLC, an investment management firm founded by Mr. Kirk, since March 1999 (see “Certain Relationships and Related Transactions” on page C-27); Chairman of Biological & Popular Culture LLC, an automated proactive notification software and service company, since September 2002, and Chairman of its predecessor from October 1999 to September 2002; and as Chairman of the board of directors of Clinical Data, Inc. (NASDAQ: CLDA) since December 2004 and a member of this board of directors since September 2002. Mr. Kirk has also served on the Board of Visitors of Radford University since July 2003 (Rector since July 2006) and on the board of directors of the Radford University Foundation, Inc. since September 1998. Mr. Kirk was appointed to the Virginia Advisory Council on Revenue Estimates in July 2006. Mr. Kirk received a B.A. in Business from Radford University and a J.D. from the University of Virginia.

Krish S. Krishnan
Age 42

Krish S. Krishnan has served as a member of our Board since March 2003 and as Chief Financial Officer and Chief Operating Officer since April 2004. Previously, he served as President and CEO of Harvest Pharmaceuticals Inc., a pharmaceutical company, between February 2003 and April 2004. In addition, Mr. Krishnan currently serves in the following capacities with the following entities, each of which is an affiliate of New River: Senior Managing Director of Third Security, LLC, an investment management firm, since March 2002 (see “Certain Relationships and Related Transactions” on page C-27), and member of the board of managers of Biological & Popular Culture LLC, an automated proactive notification software and service company, since September 2002. Previously, Mr. Krishnan was a director at a start-up venture, Suppliermarket.com, Inc., a software company, from February 2000 to September 2000, which was sold to Ariba Technologies Inc., a software company, in September 2000. He then served as a managing principal of Ariba, focusing primarily in the pharmaceutical industry, from September 2000 until joining Third Security in March 2002. Mr. Krishnan was a senior manager with A.T. Kearney, Inc., a management consulting firm, from September 1996 until January 2000, where he advised pharmaceutical companies on strategic and operational issues; a consultant with KPMG LLP between January 1992 and August 1994; and an engineer with E.I. Dupont de Nemours, a multi-national chemical company, between January 1989 and January 1992. Mr. Krishnan received a B.S. in Mechanical Engineering from the Indian Institute of Technology (IIT), a M.S. in Engineering from the University of Toledo, and an M.B.A. from The Wharton School at the University of Pennsylvania.

Cesar L. Alvarez
Age 59

Cesar L. Alvarez has been a member of our Board since 2004. Mr. Alvarez has served since 1997 as the President and Chief Executive Officer of the law firm of Greenberg Traurig, P.A. Prior to that time, Mr. Alvarez practiced law at Greenberg Traurig, P.A. for over 20 years. Mr. Alvarez also serves as Chairman of the Board of Pediatrix Medical Group, Inc., a healthcare services company; and as a director of Watsco, Inc., an independent distributor of air conditioning, heating and refrigeration equipment; and Atlantis Plastics, Inc., a plastics manufacturer.

David S. Barlow
Age 50

David S. Barlow has served as a member of our Board since 2000. Since March 2000, Mr. Barlow has served as Chairman of Molecular Insight Pharmaceuticals, Inc., an emerging biopharmaceutical company focused on developing innovative molecular imaging pharmaceuticals and targeted radiotherapeutics for cancer, and as Chief Executive Officer since January 2003. Mr. Barlow served as President of Black Diamond Capital, a private investment company, from October 1999 to January 2003. From 1995 to September 1999, Mr. Barlow was President of Pharmaceuticals at Sepracor, Inc., a research-based pharmaceutical company. From 1993 to 1995, Mr. Barlow served as the General Manager of Pharmaceuticals at Sepracor, Inc. Prior to 1993, Mr. Barlow held several senior level positions at Rhone-Poulenc Rorer, Inc., a pharmaceutical company, including Vice President, World Wide Marketing and Business Development at Armor Pharmaceutical Company, a subsidiary of Rhone-Poulenc Rorer, Inc. Mr. Barlow serves on the Board of Trustees of Bates College, McLean Hospital and Newton Country Day School.

Larry D. Horner
Age 72

Larry D. Horner has served as a member of our Board since 1999. From 1994 to 2001, Mr. Horner served as Chairman of the Board of Pacific USA Holdings Corporation, a holding company of companies in real estate and financial services. From 1997 to 2001, Mr. Horner served as Chairman of the Board of Asia Pacific Wire & Cable, Ltd., a manufacturer of wire and cable products for the telecommunications and power industries in the Asia Pacific Region. From 1991 to 1994, he served as Managing Director of Arnhold & S.

Bleinchroeder, Inc., an equity market trading and corporate finance firm. Prior to that, he served as Chairman and Chief Executive Officer of the accounting firm KPMG LLP. Mr. Horner is on the board of directors of Atlantis Plastics, Inc., a plastics manufacturer, and Technical Olympics USA, Inc., a homebuilding company; Mr. Horner is on the board of directors and serves as the audit committee financial expert of UTStarcom, Inc. Mr. Horner also serves on the board of directors and serves as the Chairman of the audit committee and as the audit committee financial expert of Clinical Data, Inc., a medical diagnostics, pharmacogenomics and molecular services company and an affiliate of New River. In addition, through July 2005, he served as a director and Chairman of Third Security Management Corporation, the owner of several registered investment advisory firms; and through August 2005, he served as a director and Co-Chairman of Howe & Rusling, Inc., a registered investment advisory firm, both of which were affiliates of New River at such time.

Burton E. Sobel, M.D
Age 69

Burton E. Sobel, M.D. has been a member of our Board since 2004. Dr. Sobel has been at the University of Vermont since 1994 and is currently E.L. Amidon Professor of Medicine and Director of the Cardiovascular Research Institute and Professor of Biochemistry. Previously, he held senior academic and administrative positions at Washington University School of Medicine, from 1973 to 1994, and at the University of California, San Diego, from 1968 to 1973. Dr. Sobel serves as a director of Ariad Pharmaceuticals, Inc., a pharmaceuticals company, Nuvelo, Inc., a biopharmaceutical company, and Clinical Data, Inc., a medical diagnostics, pharmacogenomics and molecular services company that is an affiliate of New River. Dr. Sobel is the recipient of numerous awards and honors and has published more than 800 scientific articles and books. Dr. Sobel completed postgraduate training at the Peter Bent Brigham Hospital, Boston and the National Institutes of Health, Bethesda and received an M.D. from Harvard University and an A.B. from Cornell University.

Executive Officers

Our executive officers serve at the discretion of the Board. Krish S. Krishnan, a director and our Chief Financial Officer and Chief Operating Officer, is the husband of Suma M. Krishnan, our Vice President, Product Development. Other than the relationship between Mr. Krishnan and Mrs. Krishnan, there are no family relationships between any of our directors and executive officers. None of the corporations or other organizations referred to in an executive officer’s description with which an executive officer has been employed or otherwise associated is a parent, subsidiary or affiliate of the Company. Information regarding our executive officer’s is contained in Part I, Item 1 “Business — Executive Officers” of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, officers and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership of such securities with the SEC and the NASDAQ. Directors, officers and beneficial owners of more than 10% of Common Stock are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms and information furnished to the Company, the Company believes that during the 2006 fiscal year all filing requirements applicable to our directors, officers and beneficial owners of more than 10% of Common Stock were satisfied.

Code of Conduct

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

Audit Committee

The Audit Committee currently consists of Messrs. Cesar L. Alvarez (Chairman), David S. Barlow and Larry D. Horner. During 2006, the Audit Committee held four meetings. The Audit Committee has the responsibility for overseeing (i) our accounting and financial reporting processes, (ii) the reliability of the Company’s financial statements, (iii) the effective evaluation and management of the Company’s financial risks, (iv) the Company’s compliance with laws and regulations, and (v) the maintenance of an effective and efficient audit of the Company’s financial statements by a qualified and independent registered public accounting firm. The Board has adopted a written Charter for the Audit Committee, which is available on our website at www.nrpharma.com. The functions of the Audit Committee are more fully described in the Audit Committee Charter and under “Report of the Audit Committee” below.

The Common Stock is listed on the NASDAQ Global Market and, as such, the Company is governed by the listing standards of the NASDAQ. Rule 4350(d)(2)(A) of NASDAQ’s listing standards requires that the Audit Committee be comprised of at least three members, each of whom must (i) be an “independent director” as defined in Rule 4200(a)(15) of the listing standards of NASDAQ, (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) promulgated under the Exchange Act, and (iii) not have participated in the preparation of the financial statements of the Company or our subsidiary at any time during the past three years. Upon the recommendation of the Nominating and Governance Committee, the Board affirmatively has determined that all three of the Audit Committee members are independent directors, as defined under the heightened independence standards for audit committee members set forth in the listing standards of the NASDAQ and in accordance with the Audit Committee Charter.

The Board has determined that each of the members of the Audit Committee is able to read and understand fundamental financial statements, including the Company’s consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows, and has accounting or related financial management expertise, as such terms are interpreted by the Board. The Board has determined that Mr. Larry D. Horner is an “audit committee financial expert” as that term is defined in Item 401(h)(2) of Regulation S-K under the Securities Act of 1933, as amended.

Compensation Committee

The Compensation Committee currently consists of Messrs. David S. Barlow (Chairman) and Larry D. Horner and Dr. Burton E. Sobel. Upon the recommendation of the Nominating and Governance Committee, the Board affirmatively has determined that each of the members of the Compensation Committee is (i) independent as defined in Rule 4200(a)(15) of the listing standards of the NASDAQ and our Corporate Governance Guidelines, (ii) “non-employee directors” (within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended) and (iii) “outside directors” (within the meaning of Section 162(m) of the Internal Revenue Code. During 2006, the Compensation Committee held nine meetings. The Compensation Committee has the responsibility to: (i) develop and maintain a compensation policy and strategy that creates a direct relationship between pay levels and corporate performance and returns to shareholders; (ii) recommend to the Board for approval, compensation and benefit plans for executive officers; (iii) review and approve annually corporate and personal goals and objectives to serve as the basis for the Chief Executive Officer’s compensation, evaluate the Chief Executive Officer’s performance in light of the goals and, based on such evaluation, determine, or recommend to the Board for determination, the Chief Executive Officer’s compensation; (iv) determine, or recommend to the Board for determination, the annual total compensation for the other executive officers; (v) with respect to the Company’s equity-based compensation plans, approve the grants of stock options, restricted stock, stock appreciation rights (“SARs”) and other equity-based incentives to the extent provided under our compensation plans; and (vi) review and recommend to the Board compensation for non-employee directors. While the Compensation Committee’s charter does not specify qualifications required for Committee members, Messrs. Barlow and Horner and Dr. Sobel have each been members of other public company boards of directors. The Board has adopted a written Charter for the Compensation Committee, a copy of which is available on our website at www.nrpharma.com.

Nominating and Governance Committee

The Nominating and Governance Committee currently consists of Dr. Burton E. Sobel (Chairman) and Messrs. Larry D. Horner and Cesar L. Alvarez. The Board affirmatively has determined that each of the members of the Nominating and Governance Committee is independent as defined in Rule 4200(a)(15) of the listing standards of the NASDAQ and our Corporate Governance Guidelines. During 2006, the Nominating and Governance Committee held four meetings. The Nominating and Governance Committee has the responsibility to (i) identify individuals qualified to serve as directors, (ii) nominate qualified individuals for election to the Board at the Annual Meeting of Shareholders, (iii) recommend to the Board the directors to serve on each of the Board committees, and (iv) recommend to the Board a set of corporate governance guidelines. The Board has adopted a written Charter for the Nominating and Governance Committee, a copy of which is available on our website at www.nrpharma.com.

Director Nominating Process

Director Candidate Recommendations and Nominations by Shareholders.  The Nominating and Governance Committee Charter provides that the Nominating and Governance Committee will consider director candidate recommendations by shareholders. There are no differences in the manner in which the Nominating and Governance Committee evaluates director candidates based on whether the candidates are recommended by shareholders. Shareholders should submit any such director candidate recommendations to the Nominating and Governance Committee through the method described under “Shareholder Communications with Directors” below. In addition, in accordance with the Company’s Amended and Restated Bylaws, any shareholder entitled to vote in the election of directors generally at the applicable meeting of shareholders may nominate persons for election to the Board if such shareholder complies with the notice procedures set forth in the Amended and Restated Bylaws and summarized below.

Section 1.11 of the Company’s Amended and Restated Bylaws allows any shareholder entitled to vote in the election of directors generally to nominate one or more persons for election as directors at an annual meeting of shareholders only if such shareholder complies with the notice procedures set forth in Section 1.11 of the Amended and Restated Bylaws. To be timely, a shareholder’s notice shall be delivered to the Corporate Secretary at the Company’s principal executive offices not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting of shareholders; provided, however, that in the event that the date of the annual meeting of shareholders is more than 30 days before or more than 70 days after such anniversary date, notice by such shareholder must be so delivered not earlier than the close of business on the 120th day prior to such annual meeting of shareholders and not later than the close of business on the later of the 90th day prior to such annual meeting of shareholders or the 10th day following the day on which public announcement of the date of such meeting is first made by the Company. In no event shall the public announcement of an adjournment or postponement of an annual meeting of shareholders commence a new time period, or extend any time period, for the giving of a shareholder’s notice as described above.

Each shareholder’s notice must set forth:

•	as to each person whom the shareholder proposes to nominate for election as a director:

•	all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise, required in each case pursuant to Regulation 14A under the Exchange Act; and

•	such person’s written consent to being named in the proxy statement as a nominee and to serving as such a director if elected;

•	as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made:

•	the name and address of such shareholder, as they appear on the Company’s books, and of such beneficial owner;

•	the class and number of shares of capital stock of the Company that are owned beneficially and of record by such shareholder and such beneficial owner;

•	a representation that the shareholder is a holder of record of stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such business or nomination; and

•	a representation whether the shareholder or the beneficial owner, if any, intends or is part of a group that intends (a) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Company’s outstanding capital stock required to approve or adopt the proposal or elect the nominee and/or (b) otherwise to solicit proxies from shareholders in support of such proposal or nomination.

The foregoing notice requirements shall be deemed satisfied by a shareholder if the shareholder has notified the Company of his, her or its intention to present a proposal at an annual meeting of shareholders in compliance with Rule 14a-8 (or any successor thereof) promulgated under the Exchange Act and such shareholder’s proposal has been included in a proxy statement that has been prepared by the Company to solicit proxies for such annual meeting of shareholders. The Company may require any proposed nominee to furnish such other information as it may reasonably require to determine the eligibility of such proposed nominee to serve as a director of the Company.

In the event that the number of directors to be elected to the Board at an annual meeting of shareholders is increased and there is no public announcement by the Company naming the nominees for the additional directorships at least 100 days prior to the first anniversary of the preceding year’s annual meeting of shareholders, a shareholder’s notice required by Section 1.11 of the Company’s Amended and Restated Bylaws shall also be considered timely, but only with respect to nominees for the additional directorships, if it shall be delivered to the Corporate Secretary at the Company’s principal executive offices not later than the close of business on the 10th day following the day on which such public announcement is first made by the Company.

The Amended and Restated Bylaws are available on our website at www.nrpharma. com. The Company will furnish a copy of its Amended and Restated Bylaws without charge to any shareholder desiring a copy upon written request to New River Pharmaceuticals Inc., 1881 Grove Avenue, Radford, Virginia 24141, Attention: Corporate Secretary.

Nominating and Governance Committee Process for Identifying and Evaluating Director Candidates.  The Nominating and Governance Committee evaluates all director candidates in accordance with the director qualification standards described in the Corporate Governance Guidelines. The Nominating and Governance Committee evaluates all candidates for election to the Board, regardless of the source from which the candidate was first identified, based upon the totality of the merits of each candidate and not based upon minimum qualifications or attributes. In considering individual nominees, the Nominating and Governance Committee takes into account the qualifications of other Board members to ensure that a broad variety of skill sets and experience beneficial to the Company and its business are represented on the Board and also takes into account the characteristics of each individual under consideration, including that individual’s competencies, experience, reputation, integrity, independence, potential for conflicts of interest and other appropriate qualities. When considering a director standing for re-election, in addition to the attributes described above, the Nominating and Governance Committee considers that individual’s past contribution and future commitment to the Company.

The Nominating and Governance Committee did not receive any recommendations of director candidates from any shareholder or group of shareholders during 2006.

Shareholder Communications with Directors

The Board unanimously has approved a process for shareholders to communicate with the Board. Shareholders can send communications to the Board, any Board Committee, including the Nominating and Governance Committee, any specified individual director or the independent directors as a group, by mailing such communications to the Chairman of the Nominating and Governance Committee, c/o New River Pharmaceuticals Inc., 1881 Grove Avenue, Radford, Virginia 24141, Attention: Corporate Secretary. All such communications will be forwarded, as appropriate, to the Board, a Board Committee, including the Nominating and Governance Committee, specified individual directors or the independent directors as a group. The Company screens all such communications for security purposes.

As set forth in the Corporate Governance Guidelines, all directors are strongly encouraged and expected to attend the annual meeting of shareholders each year. All of our directors who were serving as directors at the time of our 2006 annual meeting attended our 2006 annual meeting of shareholders, except Mr. Alvarez who was unable to attend.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Board and Committee Process.  The primary role of the Compensation Committee of the Board, which we refer to as the Committee within this Compensation Discussion and Analysis section, is to review and approve practices and policies related to compensation primarily for the Chief Executive Officer and the other executive officers, and with respect to New River’s equity-based compensation plans, approve the grants of stock options, restricted stock, SARs and other equity-based incentives to the extent provided under New River’s compensation plans. The Committee has the responsibility to: (i) develop and maintain a compensation policy and strategy that creates a direct relationship between pay levels and corporate performance and returns to shareholders; (ii) recommend to our Board for approval, compensation and benefit plans for executive officers; (iii) review and approve annually corporate and personal goals and objectives to serve as the basis for the Chief Executive Officer’s compensation, evaluate the Chief Executive Officer’s performance in light of the goals and, based on such evaluation, determine, or recommend to the Board for determination, the Chief Executive Officer’s compensation; (iv) determine, or recommend to the Board for determination, the annual total compensation for our other executive officers; (v) with respect to our equity-based compensation plans, approve the grants of stock options, restricted stock, SARs and other equity-based incentives to the extent provided under our compensation plans; and (vi) review and recommend to our Board compensation for non-employee directors.

The Committee reports regularly to the Board on matters relating to the Committee’s responsibilities. The Chairperson of the Committee works with our Chief Executive Officer in establishing the agenda for Compensation Committee meetings. Data and materials for review by the Compensation Committee are prepared by senior management. The Committee also utilizes executive compensation information compiled from the proxy statements of other pharmaceutical companies.

In 2006, the Committee met nine times. The Committee periodically meets individually with members of management in order to assess progress toward meeting objectives set by the Board for both annual and long-term compensation. The Committee reviews the performance and compensation of the Chief Executive Officer with input from both the full Board and the Chief Executive Officer’s self evaluation. The Committee approves the compensation of the other named executive officers based upon the evaluation and recommendation of the Chief Executive Officer.

The Committee is authorized to retain experts, consultants and other advisors to aid in the discharge of its duties. The Committee utilizes external independent compensation consultants and compensation surveys to aid in the determination of competitive levels of executive pay. Where it deems appropriate, the Committee engages Frederic W. Cook & Co., Inc., whom we refer to as Fred Cook & Co., and another independent compensation consultant, who are the Committee’s independent external compensation consultants, or other appropriate advisors, to analyze compensation trends and competitiveness of pay packages and to support the

Committee’s duty to establish each of the named executive officer’s targeted overall compensation levels. The role of the consultants is to provide advice and counsel. The Committee does not delegate authority to the compensation consultants nor to other parties. All work completed by the compensation consultants whether for the Committee or management, is subject to the approval of the Committee.

In addition, the Committee follows regulatory and legislative developments and considers corporate governance best practices in performing its duties.

Guiding Philosophy.  The Committee’s guiding philosophy is to establish executive compensation policies that are linked to the sustained creation of shareholder value. The following objectives serve as the guiding principles for all compensation decisions:

•	provide a competitive total compensation opportunity that will enable the Company to attract, retain and motivate highly qualified executives;

•	align compensation opportunities with shareholder interests by making the executive compensation program highly sensitive to the Company’s performance, which is defined in terms of performance objectives associated with achieving profitability and growth of the Company and creating shareholder value; and

•	provide a strong emphasis on equity-based compensation and equity ownership, creating a direct link between shareholder and management interests.

The Committee also does not provide severance or change of control arrangements with any of our named executive officers. The Committee believes that the acceleration of the equity-based awards that it has granted the named executive officers adequately compensates our named executive officers in the event of a change of control.

Elements of Executive Compensation.  The Committee does not have a specific mix of compensation components that they target, but the intent is to make each component of total direct compensation (including base salary, annual cash incentives, and long-term equity incentives) competitive with other companies of similar size and stage of development operating in our industry, while taking into account our relative performance and our own strategic goals. The Committee employs the same principles and intent with regard to the Chief Executive Officer’s compensation; i.e., examining each component of total direct compensation with the intent to be competitive to the market. The Committee believes that the total compensation opportunity available to members of management should consist of base salary, annual bonuses and equity-based compensation. The Committee sets compensation levels for management based on the Company’s performance and on considerations of individual performance and experience. In making determinations on the mix and amount of executive compensation, the Committee reviews all components of the executive’s compensation, including base salary, annual cash bonuses, equity-based compensation and any other form of compensation received from the Company to ensure such compensation meets the goals of the program. As detailed below, based on its review, the Committee believes total compensation for the Company’s officers is generally in line with compensation levels for management of companies with levels of corporate performance similar to the Company’s, is reasonable and is not excessive.

To ensure that the Company’s compensation programs are properly benchmarked, the Committee for 2006 compared the Company’s compensation practices to compensation data of survey groups prepared by Fred Cook & Co. engaged by the Company and the Committee. The Company used the following companies in its survey group: Allos Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Anormed, Inc., Cardiome Pharma Corp., Dynavax Technologies Corp., Genomic Health, Inc., Gtx, Inc., Indevus Pharmaceuticals, Inc., Maxygen, Inc., Northfield Laboratories, Inc., Novavax, Inc., Nuvelo, Inc., Pain Therapeutics, Inc., Pozen, Inc., Sirna Therapeutics, Inc., Solexa, Inc. and Xenoport, Inc.

The Committee also takes into consideration individual and overall company performance to ensure executive compensation reflects past performance, future potential and adequately differentiates between employees, based on scope and complexity of the employee’s job position, market comparisons, individual performance and company affordability. Annually during the summer, we conduct a formal performance review for all employees, which includes the Chief Executive Officer’s review of all executive direct reports. The Board reviews and approves performance in light of company strategic objectives set forth the previous year. Reviews also evaluate performance against the company’s defined set of executive officer leadership competencies. The reviews are used when determining changes to base salary and in calculating bonus payouts based on individual and company performance for the year. Likewise, the Chief Executive Officer’s performance is reviewed annually by the Board prior to considering changes in base salary, bonus payouts and total compensation. The Chief Executive Officer’s performance is evaluated in light of company performance (as described in greater detail below) and leadership characteristics selected by the Board as essential to the role of Chief Executive Officer.

Base Salaries

The base salaries for the Company’s executive officers for the year ended December 31, 2006 were generally established in August 2006 by considering the responsibilities of each officer, market data for the position and the officer’s performance achieving corporate goals. The Committee considered each of these factors but did not assign a specific value to each factor. Furthermore, a subjective element was acknowledged in evaluating the officer’s overall span of responsibility and control. Two of the Company’s named executive officers began employment in 2006 and thus their salaries were set at the time of employment based upon the responsibilities of each officer and market data for the position. Mrs. Krishnan’s salary remained the same in 2006 as in 2005.

In August 2006, the Committee increased the base salary of Messrs. Kirk and Krishnan after taking into consideration the Company’s achievements during the year and each of their expanded responsibilities in light of the progress of the Company’s development programs. In determining Messrs. Kirk’s and Krishnan’s base salary, the Committee considered the factors described above as well as other corporate goals and objectives and Messrs. Kirk’s and Krishnan’s performance against those goals and objectives and also considered that August 2006 marked the second year anniversary of the Company’s initial public offering. The Committee also considered a number of factors, including the Company’s incremental increase in stock price, oversight of pipeline product development, establishment of collaboration relationships with pharmaceutical partners, and management of investor relations. In making these determinations, the Committee reviewed all components of Messrs. Kirk’s and Krishnan’s compensation, including base salary, bonus, accumulated realized stock option and SAR gains. Management prepared at the request of the Committee and the Committee reviewed a tally sheet that included the above components and affixed dollar amounts under various payout scenarios for Messrs. Kirk and Krishnan. In making these determinations, the Committee also considered Mr. Kirk’s substantial equity ownership in the Company.

Set forth below, the Committee approved the following 2006 annual base salaries for our named executive officers:

Name and Title	2006 Base Salaries

Randal J. Kirk	$660,000
Chairman, Chief Executive Officer and President

Krish S. Krishnan	$540,000
Chief Operating Officer, Chief Financial Officer and Secretary

Suma M. Krishnan	$360,000
Vice President, Product Development

Garen Z. Manvelian, M.D.	$250,000
Chief Medical Officer, Vice President Clinical and Regulatory Affairs

John K. Thottathl, PhD.	$200,000
Chief Scientific Officer

*	Messrs. Kirk’s and Krishnan’s salaries were effective as of August 21, 2006. Dr. Manvelian’s salary was effective as of October 3, 2006, the date he began employment with us, and Dr. Thottathil’s salary was effective as of April 10, 2006, the date he began employment with us.

Annual Bonuses

Annual bonuses established for the executive officers are intended to provide an incentive for advancing the Company’s performance in the short term and to provide a means for recognizing individual contribution to corporate and business results. Key features of the annual bonus program include the following:

•	a primary emphasis in the oversight of pipeline product development and management of our collaboration relationships;

•	a significant emphasis on stock-price appreciation;

•	a qualitative assessment of our strategic achievements in areas of management;

•	a structured, objective approach to determine awards; and

•	recognition of individual achievement and contribution of participants.

The Committee does not establish target bonus opportunity levels for the executive officers. The Committee reviews annual bonuses with senior management. Awards are based on an evaluation of the performance, level of responsibility and leadership of the individual in relation to overall corporate results. In 2006, annual bonuses were based on the overall performance of the Company and the market price of the Common Stock for the fiscal year.

The Committee determined to award cash bonuses to each of Messrs. Kirk and Krishnan and Mrs. Krishnan in an amount equal to 140% of their annual base salary for 2006. The Committee awarded discretionary cash bonuses to each of Dr. Manvelian and Dr. Thottathil prorated for the year based on the date each of them began employment with us. The Committee awarded Mr. Kirk a bonus for 2006 of $924,000 in recognition of the leadership that Mr. Kirk has shown in managing the business of the Company and focusing on maximizing value for the Company’s shareholders. Prior to establishing this bonus, the Committee again considered the factors described above as well as other corporate goals and objectives and Mr. Kirk’s performance against those goals and objectives. In making this determination, the Committee again reviewed all components of Mr. Kirk’s compensation, the tally sheet of compensation components prepared by management and Mr. Kirk’s substantial equity ownership in the Company.

For 2006, we awarded the following cash bonuses which were paid in the first quarter of 2007:

2006
Annual
Name	Cash Bonus

Randal J. Kirk	$924,000
Krish S. Krishman	756,000
Suma M. Krishnan	504,000
Garen Z. Manvelian, M.D.*	15,625
John K. Thottathil, Ph.D.*	66,667

*	Dr. Manvelian’s bonus was prorated for the year starting with October 3, 2006, the date he began employment with us, and Dr. Thottathil’s bonus was prorated for the year starting with April 10, 2006, the date he began employment with us.

Equity-Based Compensation

The New River Pharmaceuticals Inc. 2004 Incentive Compensation Plan (“Incentive Compensation Plan”):

•	authorizes the granting of stock options, SARs, stock awards and incentive awards (payable in cash or shares), all of which may be made subject to the attainment of performance goals established by the Committee;

•	provides for the enumeration of the business criteria on which performance goals (if applicable) are to be based; and

•	establishes the maximum amount of stock options, SARs, stock awards and incentive awards that can be paid to an Incentive Compensation Plan participant.

The Committee believes strongly that equity-based incentive awards are an integral part of total compensation for our named executive officers who have significant responsibility for the Company’s long-term results. The Committee believes that SARs and stock option grants, which are tied to the increase in value of the Company stock, provide an effective means of delivering incentive compensation and, to the extent the SAR is payable in shares, foster stock ownership on the part of management. A SAR offers the same economic opportunity as a stock option. The Committee believes SAR awards motivate management’s commitments to and successful execution of productivity, innovation, growth and business objectives aligned with shareholders’ interests and accordingly began awarding SARs to our named executive officers in 2005. The Committee determined that granting certain of our named executive officers SARs was more attractive to executives than granting stock options because unlike stock options, there is no money required to exercise them for cash. A holder of a SAR automatically receives the proceeds from an exercise without having to pay for the cost of the shares. In addition, by using cash-based SARs, the Committee can reduce the potential dilution of its currently outstanding shares that could occur upon exercise of stock options.

With the exception of significant promotions and new hires, we make these types of awards at the first meeting of the Compensation Committee each year following the availability of the financial results for the prior year. The SAR awards discussed below were made in January 2006. This timing was selected because it enables us to consider prior year performance of the Company and the participants and our expectations for the next multi-year performance period. The awards also are made as early as practicable in our fiscal year in order to maximize the time-period for the incentives associated with the awards. The Compensation Committee’s schedule is determined several months in advance, and the proximity of any awards to earnings announcements or other market events is coincidental. The Committee recognizes that our equity-based awards, on an individual basis, are greater than similar awards of many of its peer companies identified above, but in making these awards the Committee took into account the fact that we have a significantly smaller senior management team than many of these peer companies.

The Committee determined to award SARs to each of Messrs. Kirk and Krishnan and Mrs. Krishnan in an amount which represented 93% of the SARs granted to each of these executive officers in 2005 due to the substantial increase in the market price of our Common Stock. The Committee determined to recognize senior management’s commitment to and successful execution of our business objectives and the substantial increase in the market price of our Common Stock during 2005. Therefore, we granted SARs in January 2006 at an exercise price of $32.71, the closing price of the shares on the date of grant, as follows:

Number of
Name	SARs

Randal J. Kirk	200,000, payable in cash
119,500, payable in cash
Krish S. Krishnan	95,850, payable in cash
95,850, payable in restricted stock
Suma M. Krishnan	63,900, payable in cash
63,900, payable in restricted stock

The SARs vest with respect to one-third of the covered shares on each of the first, second and third anniversaries of the date of the grant, provided the applicable named executive officer has been continuously employed by us from the date of grant through each such anniversary. The SARs granted to Mr. Kirk are payable in cash given Mr. Kirk’s substantial share ownership, while the SARs granted to Mr. and Mrs. Krishnan are payable in 50% restricted stock and 50% in cash. A condition to the exercise of any of the SARs payable in case is our satisfaction of the following formula: (i) our quick ratio equals or exceeds 1.25 and (ii) the combined balance of our cash and short-term investments equals or exceeds our trailing 15-month net operating cash requirements (such formula to be determined as of the most recent fiscal annual or quarterly reporting period, but determined as if the SARs had already been paid). In calculating the quick ratio and combined balance of our cash and short-term investments for purposes of the conditions to the exercise of any SARs payable in cash, our 3.5% Convertible Subordinated Notes due 2013 will not be considered a current liability. With respect to the SARs payable in restricted stock, shares of restricted stock paid upon exercise of the SARs will become vested and nonforfeitable on the second anniversary of the date of exercise of the SARs pursuant to which the restricted shares are paid, provided the applicable named executive officer has been continuously employed by the Company from the date of payment of the restricted shares through such second anniversary. All of the SARs have a ten-year term. All of the SARs become vested and nonforfeitable upon a change in control of the Company.

In 2006, certain of these cash-settled SAR awards to Mr. Kirk were granted on a stand-alone basis outside of our Incentive Compensation Plan. The Committee determined that doing so was necessary in order to comply with the terms of our Incentive Compensation Plan.

Dr. Thottathil received options for 25,000 shares as of April 10, 2006, the date he began employment with us. Dr. Manvelian received options for 15,000 shares as of October 4, 2006, the date the date he began employment with us. All of the options become vested and nonforfeitable upon a change of control of the Company.

In August 2006, taking into consideration the outstanding dedication, devotion and performance of Mrs. Krishnan in advancing VYVANSE through pre-clinical and clinical development, the Committee accelerated the vesting of all of her then-outstanding and unvested stock options and SARs, including the removal of the holding period requirement with respect to the shares issuable upon exercise of the stock-based SARs (see note 2l to the consolidated financial statements).

Perquisites; Other Compensation

We annually review any perquisites that our Chief Executive Officer and the other named executive officers may receive. In general, we do not provide our executives with many of the types of perquisites that other companies offer their executives, such as personal use of the corporate jet or vehicle allowances. In addition to the cash and equity compensation described above, we proved our named executive officers with the same benefit package available to all of our salaried employees. This package includes:

•	Health and dental insurance (portion of costs);

•	Basic life insurance;

•	Long-term disability insurance; and

•	Participation in the Company’s 401(k) plan, including company matching.

Relocation benefits are also reimbursed but are individually negotiated when they occur.

Deductibility of Compensation

The Committee has carefully considered Section 162(m) of the Internal Revenue Code of 1986, as amended, which provides certain criteria for the tax deductibility of compensation in excess of $1 million paid to the Company’s executive officers. The Committee believes it is in the Company’s best interests and that of its shareholders to comply with the requirements of Section 162(m), but the Committee intends to preserve the flexibility to reward executives consistent with the Company’s pay philosophy for each compensation element. It is the Committee’s intention that grants of stock options, SARs, stock awards and incentive awards made pursuant to the Incentive Compensation Plan comply with the requirements of Section 162(m). Although certain portions of payments made to Messrs. Kirk and Krishnan and Mrs. Krishnan this past year did not qualify for the Section 162(m) deduction due to the timing of bonus payments, the Committee believes such payments were in the best interests of the Company and its shareholders in order to appropriately retain and motivate Messrs. Kirk and Krishnan and Mrs. Krishnan, the Company’s key executives, in accordance with the Company’s compensation philosophy described herein.

Stock Ownership Guidelines

The Company does not have specific established stock ownership guidelines for any of its officers given Mr. Kirk’s majority ownership of the Company and the equity incentive awards granted to the other named executive officers.

Compensation Committee Report on Executive Compensation

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this information statement with management and, based on such review and discussion, the committee recommends to the Board that it be included in this information statement.

Compensation Committee

David S. Barlow
Larry D. Horner
Burton E. Sobel

March 1, 2007

Summary Compensation Table

The following table presents information relating to total compensation paid to Randal J. Kirk, our Chairman of the Board, President and Chief Executive Officer, Krish S. Krishnan, our Chief Operating Officer, Chief Financial Officer and Secretary, Suma M. Krishnan, our Vice President, Product Development, Garen Z. Manvelian, M.D., our Chief Medical Officer and Vice President, Clinical and Regulatory Affairs, and John K. Thottathil, Ph.D., our Chief Scientific Officer. We refer to these executive officers as the named executive officers.

Name and Principal					Option		All Other
Position	Year	Salary ($)		Bonus ($)(1)	Awards ($)		Compensation ($)		Total ($)

Randal J. Kirk	2006	$621,957		$924,000	$20,028,110	(2)	$7,940	(3)	$21,582,007
Chairman of the Board, President and Chief Executive Officer
Krish S. Krishnan	2006	482,935		756,000	6,892,343	(4)	8,042	(5)	8,139,320
Chief Operating Officer, Chief Financial Officer and Secretary
Suma M. Krishnan	2006	360,000		504,000	9,967,324	(6)	8,042	(5)	10,839,366
Vice President, Product Development
Garen Z. Manvelian, M.D.	2006	60,606	(7)	15,625	34,513	(8)	11,411	(9)	122,155
Chief Medical Officer, Vice President Clinical and Regulatory Affair
John K. Thottathil, Ph.D	2006	141,667	(10)	66,667	229,760	(11)	30,100	(12)	468,194
Chief Scientific Officer

(1)	Represents discretionary bonuses awarded by the Compensation Committee. For a discussion of these awards, please see “Compensation Discussion and Analysis” set forth above.

(2)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of the cash-settled SARs granted to Mr. Kirk in 2006 as well as prior fiscal years, in accordance with FAS 123(R). The amounts are based on the compensation expense recognized for the award pursuant to FAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by Mr. Kirk. The relevant assumptions used pursuant to FAS 123(R) are (i) risk free interest rate of 4.61%, (ii) volatility of 60% and (iii) an expected term of three years. See note 2(1) to our consolidated financial statements.

(3)	Includes matching contribution of $6,600 to the New River’s 401(k) plan, $930 for premiums on life insurance, and $410 for health club dues and long term disability premiums.

(4)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of the cash-settled SARs and stock-settled SARs granted to Mr. Krishnan in 2006 as well grants of SARs and options granted in prior fiscal years, in accordance with FAS 123(R). The amounts are based on the compensation expense recognized for the award pursuant to FAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by Mr. Krishnan. The relevant assumptions used pursuant to FAS 123(R) for the cash-settled SARs are (i) risk free interest rate of 4.61%, (ii) volatility of 60% and (iii) an expected term of three years. The relevant assumptions used pursuant to FAS 123(R) for the stock-settled SARs granted in 2005 are (i) risk free interest rate of 4.3%, (ii) volatility of 70% and (iii) an expected term of five years. The relevant assumptions used pursuant to FAS 123(R) for the stock-settled SARs granted in 2006 are (i) three tranches valued within the grant based on the year of vesting, (ii) risk free interest rate of 4.08% to 4.25%, (iii) volatility of 70% and (iv) an expected term of three to five years. The relevant assumptions used pursuant to FAS 123(R) for options granted in 2004 are (i) risk free interest rate of 4.32%, (ii) volatility of 70% and (iii) and an expected term of ten years. See note 2(1) to our consolidated financial statements.

(5)	Includes matching contribution of $6,600 to New River’s 401(k) plan, $930 for premiums on life insurance, and $512 for health club dues and long term disability premiums.

(6)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of the cash-settled SARs and stock-settled SARs granted to Mrs. Krishnan in 2006 as well grants of SARs and options granted in prior fiscal years, in accordance with FAS 123(R). The amounts are based on the compensation expense recognized for the award pursuant to FAS 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by Mrs. Krishnan. In August 2006, taking into consideration the outstanding dedication, devotion and performance of Mrs. Krishnan in advancing Vyvanse through pre-clinical and clinical development, the Compensation Committee accelerated the vesting of all of her then-outstanding and unvested stock options and SARs. In accordance with FAS 123(R), those awards that were not expected to vest at the time under their original vesting terms were treated as new awards. As a result of the modification the incremental fair value of the modified awards over the original awards was as follows:

	Original Fair Value	Modified Fair Value	Incremental Fair Value

2004 Options	$91,332,42	$773,992	$682,660
2005 Stock-Settled SARs	938,052,00	1,961,730	1,023,673
2006 Stock-Settled SARs	812,595,00	93,294	(719,301)

See note 2(1) to our consolidated financial statements.

(7)	Dr. Manvelian began employment on October 4, 2006. His 2006 annualized salary is $250,000.

(8)	Represents the amount recognized in fiscal 2006 for financial statement reporting purposes in accordance with FAS 123(R) for options granted to Dr. Manvelian upon commencement of employment in October 2006, except that estimates of forfeitures related to service-based vesting conditions have been disregarded. The amounts are based on the compensation expense recognized for the award pursuant to FAS 123(R). These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by Dr. Manvelian. The relevant assumptions used pursuant to FAS 123(R) for the options granted in 2006 are (i) risk free interest rate of 4.37% to 4.42%, (ii) volatility of 70% and (iii) an expected term of 5 1/2 to 6 1/2 years. See note 2(1) to our consolidated financial statements.

(9)	Includes $11,260 in relocation expenses, $78 for premiums on life insurance, and $73 for health club dues and long term disability premiums.

(10)	Dr. Thottathil began employment on April 10, 2006. His 2006 annualized salary is $200,000.

(11)	Represents the amount recognized in fiscal 2006 for financial statement reporting purposes in accordance with FAS 123(R) for options granted to Dr. Thottathil upon commencement of employment in April 2006, except that estimates of forfeitures related to service-based vesting conditions have been disregarded. The amounts are based on the compensation expense recognized for the award pursuant to FAS 123(R). These amounts reflect the Company’s accounting expense for these awards, and do not correspond to the actual value that will be recognized by Dr. Thottathil. The relevant assumptions used pursuant to FAS 123(R) for the options granted in 2006 are (i) risk free interest rate of 4.78% to 4.82%, (ii) volatility of 70% and (iii) an expected term of 5 1/2 to 6 1/2 years. See note 2(1) to our consolidated financial statements.

(12)	Includes matching contribution of $3,000 to the New River’s 401(k) plan, $26,203 in relocation expenses, $543 for premiums on life insurance, and $354 for health club dues and long term disability premiums.

Grants of Plan-Based Awards in Fiscal 2006

The following table presents information regarding grants of plan-based awards to the named executive officers during the fiscal year ended December 31, 2006.

		All Other Option
		Awards: Number of		Exercise or Base	Grant Date Fair
		Securities		Price of Option	Value of Stock and
Name	Grant Date	Underlying Options(#)		Awards ($)(sh)	Option Awards($)

Randal J. Kirk	January 19, 2006	319,500	(1)	$32.71	$4,135,395	(2)
Krish S. Krishnan	January 19, 2006	95,850	(3)	32.71	1,240,619	(2)
	January 19, 2006	95,850	(4)	32.71	1,731,371	(5)
Suma M. Krishnan	January 19, 2006	63,900	(3)	32.71	827,079	(6)
	January 19, 2006	63,900	(4)	32.71	1,154,247	(7)
Garen Z. Manvelian, M.D.	October 4, 2006	15,000		25.47	234,013	(8)
John K. Thottathil, Ph.D.	April 10, 2006	25,000		33.55	517,234	(9)

(1)	Represents cash-settled SAR awards. The SARs were granted with a base value equal to the fair market value of our Common Stock on the date of grant. Of the 319,500 SARs granted to Mr. Kirk, 200,000 were granted under the Incentive Compensation Plan and 119,500 were granted outside of the Incentive Compensation Plan. For a discussion concerning the SAR awards, please see “Compensation Discussion and Analysis” above.

(2)	Reflects the full grant date fair market value calculated pursuant to FAS 123(R) of 319,500 cash-settled SARs granted in January 2006. Assumes a price per share of $32.71, which represents the closing price of our Common Stock as of the date of grant. The SAR award is payable in cash upon exercise. The relevant assumptions used pursuant to FAS 123(R) are (i) three tranches valued within the grant based upon the year of vesting, (ii) risk free interest rate of 4.24% to 4.35%, (iii) volatility of 70% and (iv) an expected term of one to three years.

(3)	Represents cash-settled SAR awards granted under the Incentive Compensation Plan. The SARs were granted with a base value equal to the fair market value of our Common Stock on the date of grant. For a discussion concerning the SAR awards, please see “Compensation Discussion and Analysis” above.

(4)	Represents stock-settled SAR awards granted under the Incentive Compensation Plan. The SARs were granted with a base value equal to the fair market value of our Common Stock on the date of grant. For a discussion concerning the SAR awards, please see “Compensation Discussion and Analysis” above.

(5)	Reflects the full grant date fair market value calculated pursuant to FAS 123(R) of the stock-settled SARs granted in January 2006. Assumes a price per share of $32.71 which represents the closing price of our Common Stock as of the date of grant. The SAR award is payable in restricted shares upon exercise. The relevant assumptions used pursuant to FAS 123(R) are (i) three tranches valued within the grant based upon the year of vesting, (ii) risk free interest rate of 4.08% to 4.25%, (iii) volatility of 70% and (iv) an expected term of three to five years. See note 2(1) to our consolidated financial statements.

(6)	Reflects the full grant date fair market value calculated pursuant to FAS 123(R) of the cash-settled SARs granted in January 2006. Assumes a price per share of $32.71, which represents the closing price of our Common Stock as of the date of grant. The SAR award is payable in cash upon exercise. The relevant assumptions used pursuant to FAS 123(R) are (i) three tranches valued within the grant based upon the year of vesting, (ii) risk free interest rate of 4.24% to 4.35%, (iii) volatility of 70% and (iv) an expected term of one to three years. In August 2006, the Compensation Committee accelerated the vesting of all of her then-outstanding and unvested stock options and SARs. For a discussion of the acceleration of this award, please see footnote 6 to the “Summary Compensation Table” above.

(7)	Reflects the full grant date fair market value calculated pursuant to FAS 123(R) of the stock-settled SARs granted in January 2006. Assumes a price per share of $32.71, which represents the closing price of our Common Stock as of the date of grant. The SAR award is payable in restricted shares upon exercise. The relevant assumptions used pursuant to FAS 123(R)are (i) three tranches valued within the grant based upon the year of vesting, (ii) risk free interest rate of 4.08% to 4.25%, (iii) volatility of 70% and (iv) an expected term of three to five years. In August 2006, the Compensation Committee accelerated the vesting of all of her then-outstanding and unvested stock options and SARs. Due to this modification of the award in August 2006, the fair value of the modified portion of the award decreased by $719,301, with the following assumptions: (i) risk free interest rate of 4.91%, (iv) volatility of 70% and (v) an expected term of 98 days. For other assumptions, please see “Compensation Discussion and Analysis” above. See note 2(1) to our consolidated financial statements.

(8)	Reflects the full grant date fair market value calculated pursuant to FAS 123(R) of the option granted in October 2006. Assumes a price per share of $25.47, which represents the closing price of our Common Stock as of the date of grant. The relevant assumptions used pursuant to FAS 123(R)are (i) risk free interest rate of 4.37% to 4.42%, (ii) volatility of 70% and (iii) an expected term of 5 1/2 to 6 1/2 years. See note 2(1) to our consolidated financial statements.

(9)	Reflects the full grant date fair market value calculated pursuant to FAS 123(R) of the option granted in April 2006. Assumes a price per share of $33.55, which represents the closing price of our Common Stock as of the date of grant. The relevant assumptions used pursuant to FAS 123(R) are (i) risk free interest rate of 4.78% to 4.82%, (ii) volatility of 70% and (iii) an expected term of 5 1/2 to 6 1/2 years. See note (2)1 to our consolidated financial statements.

Outstanding Equity Awards at the End of Fiscal 2006

The following table presents information concerning the number and value of unexercised options, SARs and similar instruments, unvested stock (including restricted stock, restricted stock units or other similar instruments) and incentive plan awards for the named executive officers outstanding as of the end of the fiscal year ended December 31, 2006.

	Option Awards
					Equity Incentive
					Plan Awards:
	Number of		Number of		Number
	Securities		Securities		of Securities
	Underlying		Underlying		Underlying		Option
	Unexercised		Unexercised		Unexercised		Exercise	Option
	Options		Options		unearned		Price	Expiration
Name	Exercisable($)		Unexercisable(#)		Options (#)		($)	Date

Randal J. Kirk					200,000	(1)	$32.71	January 18, 2016
					200,000	(2)	12.00	March 28, 2015
			119,500	(3)			32.71	January 18, 2016
			439,000	(4)			12.00	March 28, 2015
Krish S. Krishnan	1,626						1.25	March 11, 2013
	180,000						4.00	August 10, 2014
					95,850	(5)	32.71	January 18, 2016
					95,850	(6)	32.71	January 18, 2016
					8,300	(7)	12.00	March 28, 2015
					191,700	(8)	12.00	March 28, 2015
			183,400	(4)			12.00	March 28, 2015
Suma M. Krishnan	45,000						4.00	August 10, 2014
					63,900	(1)	32.71	January 18, 2016
	63,900	(6)					32.71	January 18, 2016
	127,800	(9)					12.00	March 28, 2015
					8,300	(2)	12.00	March 28, 2015
			55,600	(4)			12.00	March 28, 2015
Garen Z. Manvelian, M.D.			15,000	(10)			25.47	October 3, 2016
John K. Thottathil, Ph.D.			25,000	(11)			33.55	April 9, 2016

(1)	Reflects cash-settled SARs granted in January 2006 pursuant to the Incentive Compensation Plan. For a description of the terms and vesting conditions with respect to this award, please see “Compensation Discussion and Analysis” above.

(2)	Reflects cash-settled SARs granted in March 2005 pursuant to the Incentive Compensation Plan. The SARs vest on the third anniversary of the date of the grant, provided the applicable named executive officer has been continuously employed by us from the date of grant through each such anniversary. A condition to the exercise of the SARs payable is the satisfaction of the following formula: (i) our quick ratio equals or exceeds 1.25 and (ii) the combined balance of our cash and short-term investments equals or exceeds our trailing 15-month net operating cash requirements (such formula to be determined as of the most recent fiscal annual or quarterly reporting period, but determined as if the SARs had already been paid). In calculating the quick ratio and combined balance of our cash and short-term investments for purposes of the conditions to the exercise of the cash-based SARs, our 3.5% Convertible Subordinated Notes due 2013 will not be considered a current liability. All of the SARs become vested and nonforfeitable upon a change in control of the Company.

(3)	Reflects cash-settled SARs granted in January 2006 on a stand-alone basis. For a description of the terms and vesting conditions with respect to this award, please see “Compensation Discussion and Analysis” above.

(4)	Reflects cash-settled SARs granted in March 2005 on a stand-alone basis. For a description of the terms and vesting conditions with respect to this award, please see footnote 2 above.

(5)	Reflects cash-settled SARs granted in January 2006 pursuant to the Incentive Compensation Plan. For a description of the terms and vesting conditions with respect to this award, please see “Compensation Discussion and Analysis” above.

(6)	Reflects stock-settled SARs granted in January 2006 pursuant to the Incentive Compensation Plan. For a description of the terms and vesting conditions with respect to this award, please see “Compensation Discussion and Analysis” above.

(7)	Reflects cash-settled SARs granted in March 2005 pursuant to the Incentive Compensation Plan. For a description of the terms and vesting conditions with respect to this award, please see footnote 2 above.

(8)	Reflects stock-settled SARs granted in March 2005 pursuant to the Incentive Compensation Plan. The SARs vest on the third anniversary of the date of the grant, provided the applicable named executive officer has been continuously employed by us from the date of grant through each such anniversary. With respect to the SARs payable in restricted shares, restricted shares paid upon exercise of the SARs will become vested and nonforfeitable on the second anniversary of the date of exercise of the SARs pursuant to which the restricted shares are paid, provided the applicable named executive officer has been continuously employed by the Company from the date of payment of the restricted shares through such second anniversary. All of the SARs have a ten-year term. All of the SARs become vested and nonforfeitable upon a change in control of the Company.

(9)	Reflects stock-settled SARs granted in March 2005 pursuant to the Incentive Compensation Plan. The vesting schedule with respect to these SARs has been accelerated, including the removal of any holding period restriction with respect to the shares issuable upon exercise of the SARs. All of the SARs have a ten-year term.

(10)	On October 4, 2006, the date on which Dr. Manvelian commenced employment with New River, the Compensation Committee granted him options to purchase 15,000 shares at an exercise price of $25.47, the closing price of our Common Stock on such date. Such options vest in three equal annual installments beginning on the first anniversary of the date of grant. This vesting schedule is accelerated in the event of a change in control of New River.

(11)	On April 10, 2006, the date on which Dr. Thottathil commenced employment with New River, the Compensation Committee granted him options to purchase 25,000 shares at an exercise price of $33.55, the closing price of our Common Stock on such date. Such options vest in three equal annual installments beginning on the first anniversary of the date of grant. This vesting schedule is accelerated in the event of a change in control of New River.

Option Exercises And Stock Vested In Fiscal 2006

The following table presents information concerning the exercise of stock options, SARs and similar instruments and the vesting of stock (including restricted stock, restricted stock units and similar instruments) for the named executive officers during the fiscal year ended December 31, 2006.

	Option Awards
	Number of Shares	Value Realized on
Name	Acquired on Exercise(#)	Exercise($)

Randal J. Kirk	10,000	$261,700
Krish S. Krishnan	100,000	2,857,141
Suma M. Krishnan	182,900	6,728,945
Garen Z. Manvelian, M.D.	—	—
John K. Thottathil, Ph.D.	—	—

(1)	On March 22, 2006, Mr. Kirk exercised options for 10,000 shares at an exercise price of $3.33 per Share. The closing price of our Common Stock on the NASDAQ Global Market on such date was $29.50.

(2)	On February 13, 2006, Mr. Krishnan exercised options for 17,464 shares at an exercise price of $1.25 per share and sold the underlying shares on the open market on such date at an average price per share of $30.1167. On February 14, 2006, Mr. Krishnan exercised options for 62,536 shares at an exercise price of $1.25 per share and 20,000 shares at an exercise price of $4.00 per share. Mr. Krishnan then sold the 82,536 underlying shares on the open market on such date at an average price per share of $30.00. The closing price of our common stock on the NASDAQ Global Market on February 13, 2006 and February 14, 2006 was $30.00 and $30.45, respectively.

(3)	On March 20, 2006, Mrs. Krishnan, pursuant to her Rule 10b5-1 plan, exercised options for 30,000 shares at an exercise price of $1.25 per share and sold the underlying shares on the open market on such date at an average price per share of $30.8579. The closing price of our Common Stock on the NASDAQ Global Market on such date was $30.50. On May 18, 2006, Mrs. Krishnan, pursuant to her Rule 10b5-1 plan, exercised options for 667 shares at an exercise price of $1.25 per share and 29,333 shares at an exercise price of $4.00 per share. Mrs. Krishnan then sold the underlying shares on the open market on such date at an average price per share of $29.2068. The closing price of our Common Stock on the NASDAQ Global Market on such date was $28.60. On October 25, 2006, Mrs. Krishnan exercised 63,900 cash settled SARs at an exercise price of $12 per share. The closing price of our Common Stock on the NASDAQ Global Market on such date was $48.65. On November 9, 2006, Mrs. Krishnan exercised options for 33,333 shares at an exercise price of $1.25 per share and 25,667 shares at an exercise price of $4.00 per share. Mrs. Krishnan sold 54,783 of these shares on the open market on such date at an average price per share of $49.0106 per share and sold the remaining 4,217 shares on the open market on November 10, 2006 at an average price per share of $48.2297. The closing price of our Common Stock on the NASDAQ Global Market on such date was $49.39.

Director Compensation

Effective March 23, 2005, the non-employee directors, other than the Chairman of the Audit Committee, receive an annual retainer of $36,000, plus an additional $1,500 for each meeting attended. The Chairman of the Audit Committee receives an annual retainer of $36,000, plus an additional $2,500 for each meeting attended. In addition, it is the intention of the Compensation Committee to award each of the non-employee directors on an annual basis 20,000 options, such options to vest on the first anniversary of the date of grant. Accordingly, the Compensation Committee granted 20,000 options to each of the non-employee directors in January 2006, which options vested in January 2007. Non-employee directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings. The Company does not pay employee members of the Board separately for their service on the Board.

The following table presents information relating to total compensation of the non-employee directors for the fiscal year ended December 31, 2006.

Director Compensation Table

	Fees
	Earned or
	Paid in	Option
Name	Cash($)(1)	Awards($)(2)	Total($)

Cesar L. Alvarez	$53,500	$392,829	$446,329
David S. Barlow	$46,500	$392,829	439,329
Larry D. Homer	$46,500	$392,829	439,329
Burton E. Sobel, M.D.	$46,500	$392.829	439.329

(1)	Directors do not receive fees for meetings held by unanimous written consent.

(2)	The awards shown in this column constitute 20,000 options granted to each of our non-employee directors under our Incentive Compensation Plan in January 2006 that vested in January 2007. This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted to the directors. The fair value was estimated using the Black-Scholes option-pricing model in accordance with Statement of Financial Accounting Standards No. 123(R) (“FAS 123(R)”). The amounts are based on the compensation expense recognized for the award pursuant to FAS 123(R). These options had a grant date fair market value of $414,400. The relevant assumptions used in calculating grant date fair value pursuant to FAS 123(R) are (i) grant date of January 19, 2006, (ii) risk free interest rate of 4.08%, (iii) volatility of 70% and (iv) an expected term of 51/2 years. The number of outstanding options as of December 31, 2006, was as follows: Alvarez: 90,000, Barlow: 100,200, Horner: 75,000 and Sobel: 22,500.

Compensation Committee Interlocks and Insider Participation

Messrs. David S. Barlow, Roger D. Griggs and Larry D. Horner and Dr. Burton E. Sobel served on the Compensation Committee during the fiscal year ended December 31, 2006. None of such persons has ever been an officer or employee of the Company or of our subsidiary at any time.

No interlocking relationship is expected to exist between the Board or Compensation Committee and the Board of Directors or Compensation Committee of any other entity, nor has any interlocking relationship existed in the past.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership Of Certain Beneficial Owners And Management

Security Ownership of Certain Beneficial Owners

The following table lists any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) who, to our knowledge, was the beneficial owner, as of December 31, 2006, of more than 5% of our outstanding shares.

Name and	Number of
Address of	Shares of		Percent of
Beneficial Owners	Common Stock		Class(1)

Mr. Randal J. Kirk	18,610,416		50.2%
1881 Grove Avenue Radford, Virginia 24141
FMR Corp.	4,176,061	(2)	11.3%
82 Devonshire Street Boston, Massachusetts 02109
S.A.C. Capital Advisors	3,212,231	(3)	8.7%
72 Cummings Point Road Stamford, Connecticut 06902

(1)	The percentages were calculated based on 37,051,564 shares outstanding as of March 1, 2007.

(2)	Based solely on the disclosures made in a report on Schedule 13G/A filed with the SEC by FMR Corp. on February 14, 2007.

(3)	Based solely on the disclosures made in a report on Schedule 13G/A filed with the SEC by S.A.C. Capital Advisors, LLC on February 14, 2007.

Security Ownership by Management

The following table sets forth, as of March 1, 2007, information about the beneficial ownership of the Common Stock by:

•	each of the executive officers named in the Summary Compensation Table;

•	each of the directors; and

•	all of the executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 37,051,564 shares outstanding on March 1, 2007.

In computing the number of shares beneficially owned by a person and all of the executive officers and directors as a group and the percentage ownership of that person and all of the executive officers and directors as a group, we deemed to be outstanding any shares subject to options held by that person and any shares subject to options held by the executive officers and directors as a group that are currently exercisable or exercisable within 60 days after March 1, 2007. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Aggregate Number of
	Shares Beneficially	Percent
Name of Beneficial Owner or Number of Persons in Group	Owned(1)	of Class

Cesar L. Alvarez	90,000	*
David S. Barlow	90,200	*
Larry D. Homer(2)	65,000	*
Randal J. Kirk(3)	18,610,416	50.2%
Krish S Krishnan(4)	419,326	1.1%
Suma M. Krishnan(5)	419,326	1.1%
Garen Z. Manvelian, M.D.	—	*
Burton E. Sobel, M.D.	15,000	*
John K. Thottathil, Ph.D.	8,333	*
All directors and executive officers as a group (9 persons)(6)	19,298,275	52.1%

(*)	Unless a specific percentage is noted in this column, each person owns less than 1% of the outstanding shares.

(1)	The amounts in this column include shares with respect to which certain persons had the right to acquire beneficial ownership within 60 days after March 1, 2007, pursuant to the exercise of options: Cesar L. Alvarez: 90,000 shares; David S. Barlow: 90,200 shares; Larry D. Horner: 60,000 shares; Krish S. Krishnan: 181,626 shares; Suma M. Krishnan: 236,700 shares; Burton E. Sobel, M.D.: 15,000 shares; John K. Thottathil: 8,333 shares and executive officers and directors as a group: 673,526 shares.

(2)	Includes 5,000 shares held directly by his spouse.

(3)	Includes shares held by the following entities over which Mr. Kirk (or an entity over which he exercises exclusive control) exercises exclusive control: 5,764,637 shares held by RJK; 4,415,278 shares held by NRM II; 1,498,144 shares held by R.J. Kirk Declaration of Trust; 1,471,806 shares held by Third Security Staff 2001, LLC; 1,466,218 shares held by New River Management III, LP; 1,182,665 shares held by Kirkfield, L.L.C.; 523,650 shares held by Randal J. Kirk (2000) Limited Partnership; and 9,350 shares held by Lotus Capital (2000) Company Inc.

(4)	Includes 236,700 shares with respect to which his spouse, Suma M. Krishnan, had the right to acquire beneficial ownership within 60 days after March 1, 2007 pursuant to the exercise of options or SARs.

(5)	Includes 1,000 shares held directly by her spouse, Krish S. Krishnan, and 181,626 shares with respect to which her spouse had the right to acquire beneficial ownership within 60 days after March 1, 2007 pursuant to the exercise of options or SARs.

(6)	Represents the sum of the shares and percent of class beneficially owned by all directors, nominees and executive officers named in the table above as a group. The overlap in beneficial ownership caused by the shared beneficial ownership by Mr. Krishnan and Mrs. Krishnan has been eliminated in calculating the 19,298,275 shares listed above. This overlap, however, has not been eliminated in calculating the amount and percentage of outstanding voting shares beneficially owned by each of Mr. Krishnan and Mrs. Krishnan.

Equity Compensation Plans

The following table presents information as of December 31, 2006, with respect to compensation plans under which shares of New River Common Stock are authorized for issuance.

Number of
	Number of	Weighted	Securities
	Securities to be	Average	Remaining
	Issued Upon	Exercise	Available
	Exercise of	Price of	for Future
	Outstanding	Outstanding	Issuance
	Options,	Options,	Under Equity
	Warrants	Warrants	Compensation
Plan Category	and Rights	and Rights	Plans

Equity Compensation Plans Approved by Shareholders	1,271,336	$15.63	537,376
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	1,271,336	$15.63	537,376

Change in Control

On February 20, 2007, we entered into an Agreement of Merger (the “Merger Agreement”) with Shuttle Corporation (“Purchaser”), a Virginia corporation and an indirect wholly owned subsidiary of Shire plc, a public limited company organized under the laws of England and Wales (including its predecessor Shire Pharmaceutical Group plc, “Parent”). The Merger Agreement provides, among other things, for the making of a cash tender offer by Purchaser to purchase all of our outstanding shares of Common Stock at a price of $64.00 per share, net to the seller in cash (such price per share, or if increased, such higher price per share, the “Offer Price”), without interest, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated March 2, 2007, and the related Letter of Transmittal (which, together with any amendments or supplements thereto, constitute the “Offer”) and further provides that, upon the terms and subject to the conditions contained in the Merger Agreement, as soon as practicable following Purchaser’s purchase of shares in the Offer, Purchaser will merge with and into the Company (the “Merger”). Pursuant to the Merger Agreement and the related plan of merger (the “Plan of Merger”), the separate corporate existence of Purchaser shall cease, and the Company will continue as the surviving corporation (the “Surviving Corporation”) and an indirect wholly owned subsidiary of Parent. At the effective time of the Merger, each outstanding share (other than shares owned by any wholly owned subsidiary of the Company and any shares owned by Parent, Purchaser or any wholly owned subsidiary of Parent, which shall be cancelled and shares owned by shareholders who have properly demanded appraisal in accordance with the Virginia Stock Corporation Act (the “VSCA”)), will be converted into the right to receive an amount in cash equal to the Offer Price (the “Merger Consideration”).

Under the Merger Agreement, promptly upon the purchase by Purchaser of shares pursuant to the Offer, Parent will be entitled to designate the number of directors on the Board (the “Parent’s Designees”), rounded up to the next whole number, that equals the product of the total number of directors on the Board (giving effect to the directors elected pursuant to this sentence) and the percentage that the total number of shares beneficially owned by Parent and Purchaser (including shares purchased pursuant to the Offer) bears to the total number of shares then outstanding. The Company has agreed under the Merger Agreement to use reasonable best efforts to cause Parent’s Designees to be elected or appointed to the Board, including increasing the number of directors and seeking and accepting resignations of incumbent directors. The Company’s obligation to appoint Parent’s Designees to the Board is subject to compliance with Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder. The Merger Agreement provides further that the Company will use its reasonable best efforts to cause the number of Parent’s Designees on each committee of the Board and the Board of Directors of the subsidiary of the Company to constitute the same percentage as is on the entire Board (after giving effect to the previous sentence).

Randal J. Kirk, our Chairman of the Board, President and Chief Executive Officer, and certain entities controlled by him (each, a “Signing Shareholder”), who collectively beneficially own approximately 50.2% of the currently outstanding shares (and approximately 48.4% of the outstanding Shares on a fully diluted basis), entered into a Tender and Support Agreement, dated as of February 20, 2007, with Parent (the “Tender Agreement”). Pursuant to the Tender Agreement, each Signing Shareholder agreed to validly tender (or cause to be tendered) in the Offer all Shares beneficially owned by such Signing Shareholder pursuant to the terms of the Offer as promptly as practicable (but not later than the close of business on 17th business day) after commencement of the Offer. The Tender Agreement will automatically terminate upon the earlier of (a) the consummation of the Merger, (b) the termination of the Tender Agreement by mutual agreement, and (c) the termination of the Merger Agreement in accordance with its terms. The Shares currently owned by the Signing Shareholders represent in the aggregate a majority of the currently outstanding Shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships And Related Transactions

Krish S. Krishnan, a director and our Chief Financial Officer and Chief Operating Officer, is the husband of Suma M. Krishnan, our Vice President, Product Development. Other than the relationship between Mr. Krishnan and Mrs. Krishnan, there are no family relationships between any of our directors and executive officers. None of the corporations or other organizations referred to above with which an executive officer has been employed or otherwise associated is a parent, subsidiary or affiliate of the Company.

The Board has adopted a related person transaction policy that governs the review, approval or ratification of covered related person transactions. The Audit Committee manages this policy. The policy generally provides that we may enter into a related person transaction only (i) if the Audit Committee approves or ratifies such transaction in accordance with the guidelines set forth in the policy and (ii) if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party, the transaction is approved by the disinterested members of the Board or the transaction involves compensation approved by the Compensation Committee.

In the event our management determines to recommend a related person transaction to the Audit Committee, such transaction must be presented to the Audit Committee for approval. After review, the Audit Committee will approve or disapprove such transaction and at each subsequently scheduled Audit Committee meeting, our management will update the Audit Committee as to any material change to the proposed related person transaction. In those instances in which our chief financial officer, in consultation with our chief executive officer, determines that it is not practicable or desirable for us to wait until the Audit Committee meeting, the Chair of the Audit Committee has delegated authority to act on behalf of the Audit Committee. The Audit Committee (or the Chair) approves only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders, as the Audit Committee (or the Chair) determines in good faith.

For purposes of this policy, “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and the amount involved exceeds $120,000 and in which any related person had, has or will have a direct or indirect material interest. For purposes of determining whether a transaction is a related person transaction, the Audit Committee relies upon Item 404 of Regulation S-K, promulgated under the Exchange Act.

A “related person” is (i) any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of us or a nominee to become a director, (ii) any person who is known to be the beneficial owner of more than 5% of any class of our voting securities, (iii) any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner, and (iv) any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest.

Prior to the initial public offering of Common Stock in August 2004, certain administrative services and executive office space were provided to the Company at no charge by Third Security, LLC, an entity owned by Mr. Kirk and of which Mr. Kirk and Mr. Krishnan serve as Senior Managing Directors. Such services included accounting, finance, information technology, human resources and executive management. Upon completion of the initial public offering, we entered into an administrative services agreement, dated as of August 10, 2004, with Third Security under which Third Security agreed to continue to provide certain limited administrative services for a market rate, and the Company entered into a lease agreement, dated as of August 10, 2004, pursuant to which the Company pays a market rate for the executive office space leased to the Company by Third Security. The total amounts incurred by the Company under the administrative services agreement and the lease agreement during 2006 were $321,233 and $76,746, respectively.

Director Independence

During 2006, the Board held 12 meetings. During 2006, each director attended at least 75% of the aggregate of all Board meetings and meetings of Board committees on which such director served.

The Board considers director independence based both on the meaning of the term “independent director” set forth in Rule 4200(a)(15) of the listing standards for NASDAQ listed companies and on an overall review of transactions and relationships, if any, between the director and us as set forth in our Corporate Governance Guidelines.

In February 2007, the Board undertook its annual review of director independence. During this review, the Board considered transactions and relationships, if any, between each director or any member of his or her immediate family and us. The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.

The Board has determined that Messrs. Cesar L. Alvarez, David S. Barlow, Larry D. Horner and Dr. Burton E. Sobel are independent. Directors who are not independent, as determined by the Board, are our President and Chief Executive Officer, Randal J. Kirk, and Krish S. Krishnan, our Chief Financial Officer and Chief Operating Officer.

The Company’s Corporate Governance Guidelines require that executive sessions of the independent directors be held at least two times each fiscal year. Executive sessions of the independent directors were held immediately following each regularly scheduled Board meeting in 2006. Executive sessions do not include any of our employee directors, and the Chair of the executive sessions rotates from meeting to meeting among the Chairmen of the Nominating and Governance Committee, the Audit Committee and the Compensation Committee. Shareholders and other interested persons may contact any independent director or the independent directors as a group through the method described in “Shareholder Communications with the Board” below.

The Board has designated three principal standing committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee reviews the fees billed by KPMG LLP, our independent registered public accounting firm. During the fiscal years ended December 31, 2006 and January 1, 2006, KPMG LLP billed the fees set forth below to New River in connection with services rendered by that firm to New River in fiscal years 2006 and 2005.

	2006	2005

Audit Fees	$267,000	$277,500
Audit Related Fees	105,000	—
Tax Fees	25,166	5,750
All Other Fees	—	—

Total fees	$397,166	$283,250

Audit Fees.  Audit fees include professional services rendered by KPMG LLP for the audit of our annual consolidated financial statements, the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q, and services for the review of registration statements. Audit fees also include audits of the Company’s management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting.

Audit Related Fees.  Audit related fees include professional services performed associated with the preliminary offering memorandum and offering memorandum for the offering of the Notes.

Tax Fees.  Tax fees for 2006 include professional services performed associated with the tax implications of the Company’s convertible subordinated notes. Tax fees for 2005 consist of tax compliance and planning other than those directly related to the audit of the income tax accrual.

Audit Committee Pre-Approval Policy.  All engagements of our independent registered public accounting firm must be approved in advance by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1. FINANCIAL STATEMENTS.  Except as noted, the following consolidated financial statements of the Company are set forth herein, beginning on page F-1:

(i)	Management’s Report on Internal Control Over Financial Reporting (page 59).

(ii)	Reports of Independent Registered Public Accounting Firm.

(iii)	Consolidated Balance Sheets at December 31, 2006 and January 1, 2006.

(iv)	Consolidated Statements of Operations for the fiscal years ended December 31, 2006, January 1, 2006, and January 2, 2005.

(v)	Consolidated Statements of Shareholders’ Equity (Deficit) for the fiscal years ended December 31, 2006, January 1, 2006, and January 2, 2005.

(vi)	Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2006, January 1, 2006, and January 2, 2005.

(vii)	Notes to Consolidated Financial Statements.

2. FINANCIAL STATEMENT SCHEDULES.

None

3. EXHIBITS.

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 2007.

NEW RIVER PHARMACEUTICALS INC.,
a Virginia corporation
(Registrant)

By:	/s/ Randal J. Kirk
Randal J. Kirk
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March, 2007.

Signature	Title

/s/ Randal J. Kirk Randal J. Kirk	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Krish S. Krishnan Krish S. Krishnan	Chief Operating Officer, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)

/s/ Cesar L. Alvarez Cesar L. Alvarez	Director

/s/ David S. Barlow David S. Barlow	Director

/s/ Larry D. Horner Larry D. Horner	Director

/s/ Burton E. Sobel Burton E. Sobel	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
New River Pharmaceuticals Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheets of New River Pharmaceuticals Inc. and Subsidiary (the Company), as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the fiscal years ended December 31, 2006, January 1, 2006, and January 2, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of New River Pharmaceuticals Inc. and Subsidiary as of December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the fiscal years ended December 31, 2006, January 1, 2006, and January 2, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in note 2 to the consolidated financial statements, effective January 2, 2006, the Company adopted the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/KPMG LLP

McLean, Virginia
March 13, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
New River Pharmaceuticals Inc. and Subsidiary:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting in Item 9A of this Form 10-K, that New River Pharmaceuticals Inc. and Subsidiary (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New River Pharmaceuticals Inc. and Subsidiary as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years ended December 31, 2006, January 1, 2006, and January 2, 2005, and our report dated March 13, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

McLean, Virginia
March 13, 2007

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY

Consolidated Balance Sheets
December 31, 2006 and January 1, 2006

	December 31,	January 1,
	2006	2006

ASSETS
Current assets:
Cash and cash equivalents	$87,006,357	$3,515,572
Short-term investments	60,000,000	49,250,000
Other receivables	214,208	135,755
Prepaid expenses and other current assets	1,089,903	798,090

Total current assets	148,310,468	53,699,417

Property and equipment:
Leasehold improvements	114,644	94,609
Machinery and equipment	1,544,473	819,472
Construction in progress	1,208,825	—

	2,867,942	914,081
Less accumulated depreciation and amortization	709,732	653,427

Property and equipment, net	2,158,210	260,654
Deferred tax asset	1,067,238	—

Total assets	$151,535,916	$53,960,071

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Capital lease obligation, current	$24,941	$22,298
Accounts payable	5,737,665	1,548,473
Unpaid and accrued research and development expenses	11,120,473	3,201,732
Accrued compensation	2,697,147	2,203,898
Due to affiliates	253,511	34,138
Income taxes payable	310,666	—
Deferred tax liability, current	1,067,238	—
Interest payable	2,071,750	—
Deferred revenue, current	6,146,355	—
Convertible notes, current	137,750,000	—

Total current liabilities	167,179,746	7,010,539
Capital lease obligation, noncurrent	2,207	27,148
Accrued stock-based compensation	34,536,098	3,404,435
Deferred revenue	59,520,548	50,000,000

Total liabilities	261,238,599	60,442,122

Shareholders’ Deficit:
Preferred stock, par value $0.001 per share. Authorized 25,000,000 shares; none issued and outstanding	—	—
Common stock, par value $0.001 per share. Authorized 150,000,000 shares; issued and outstanding 36,957,064 shares in 2006 and 36,367,064 shares in 2005	36,957	36,367
Additional paid-in capital	17,532,590	63,326,824
Accumulated deficit	(127,272,230)	(69,845,242)

Total shareholders’ deficit	(109,702,683)	(6,482,051)
Commitments and contingencies

Total liabilities and shareholders’ deficit	$151,535,916	$53,960,071

See accompanying notes to consolidated financial statements.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY

Consolidated Statements of Operations
Fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005

	2006	2005	2004

Collaboration revenues	$34,333,097	—	—
Operating costs and expenses:
Selling, general, and administrative	$48,992,486	13,228,644	5,932,839
Research and development	40,962,678	18,366,376	10,235,111
Depreciation and amortization of property and equipment	152,840	156,597	119,450

Total operating expenses	90,108,004	31,751,617	16,287,400

Operating loss	(55,774,907)	(31,751,617)	(16,287,400)
Other income (expense):
Gain on settlement of litigation	—	—	1,764,043
Loss on disposal of property and equipment	(10,226)	—	(18,776)
Interest expense	(2,349,216)	(4,976)	(11,422)
Write-off of debt issuance costs	(4,254,890)	—	—
Interest income	5,983,814	1,890,273	218,645

Total other income (expense), net	(630,518)	1,885,297	1,952,490

Loss before income taxes and cumulative effect of change in accounting principle	(56,405,425)	(29,866,320)	(14,334,910)
Income taxes	310,666	—	—

Loss before cumulative effect of change in accounting principle	(56,716,091)	(29,866,320)	(14,334,910)
Cumulative effect of change in accounting principle	(710,897)	—	—

Net loss	$(57,426,988)	(29,866,320)	(14,334,910)

Net loss per share:
Basic and diluted	$(1.60)	(0.83)	(0.48)

See accompanying notes to consolidated financial statements.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY

Consolidated Statements of Shareholders’ Equity (Deficit)
Fiscal years ended December 31, 2006, January 1, 2006, and January 2, 2005

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Dollars	Capital	Deficit	Total

Balances at December 28, 2003	25,185,776	$25,186	$24,479,789	$(25,644,012)	$(1,139,037)
Issuance of common stock-prior to initial public offering ($2.50 per share)	1,940,000	1,940	4,848,060	—	4,850,000
Stock-based compensation	—	—	1,386,000	—	1,386,000
Contribution of services by related party	—	—	576,229	—	576,229
Initial public offering ($4.00 per share), net of issuance costs	8,400,000	8,400	29,969,036	—	29,977,436
Exercise of stock options	23,332	23	69,142	—	69,165
Net loss	—	—	—	(14,334,910)	(14,334,910)

Balances at January 2, 2005	35,549,108	35,549	61,328,256	(39,978,922)	21,384,883
Stock-based compensation	—	—	680,887	—	680,887
Exercise of stock options	817,956	818	1,317,681	—	1,318,499
Net loss	—	—	—	(29,866,320)	(29,866,320)

Balances at January 1, 2006	36,367,064	36,367	63,326,824	(69,845,242)	(6,482,051)
Stock-based compensation	—	—	7,008,496	—	7,008,496
Exercise of stock options	590,000	590	2,247,770	—	2,248,360
Prepaid forward purchase of common stock	—	—	(41,000,000)	—	(41,000,000)
Purchase of convertible note hedge	—	—	(43,529,000)	—	(43,529,000)
Issuance of warrants	—	—	29,478,500	—	29,478,500
Net loss	—	—	—	(57,426,988)	(57,426,988)

Balances at December 31, 2006	36,957,064	$36,957	$17,532,590	$(127,272,230)	$(109,702,683)

See accompanying notes to consolidated financial statements.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
Fiscal years ended December 31, 2006, January 1, 2006, and January 2, 2005

	2006	2005	2004

Cash flows from operating activities:
Net loss	$(57,426,988)	$(29,866,320)	$(14,334,910)
Cumulative effect of change in accounting principle	710,897	—	—

Loss before cumulative effect of change in accounting principle	(56,716,091)	(29,866,320)	(14,334,910)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	152,840	156,597	119,450
Amortization of debt issuance costs	277,308	—	—
Write-off of debt issuance costs	4,254,620	—	—
Loss on disposal of property and equipment	10,226	—	18,776
Stock-based compensation	7,008,496	680,887	1,386,000
Contribution of services by related party	—	—	576,229
Changes in operating assets and liabilities:
Due from affiliates	—	—	88,381
Other receivables	(78,453)	(111,008)	(24,747)
Prepaid expenses and other current assets	(291,813)	(482,446)	(315,644)
Accounts payable	4,189,192	847,298	233,433
Unpaid and accrued research and development expenses	7,918,741	1,101,311	1,192,916
Accrued compensation	493,249	697,485	1,469,640
Due to affiliates	219,373	(42,782)	64,237
Income taxes payable	310,666	—	—
Accrued interest payable	2,071,750	—	—
Accrued stock-based compensation	32,762,701	3,404,435	—
Exercise of stock appreciation rights	(2,341,935)	—	—
Deferred revenue	15,666,903	50,000,000	—

Net cash provided by (used in) operating activities	15,907,773	26,385,457	(9,526,239)

Cash flows from investing activities:
Proceeds from sale of short-term investments	91,550,000	66,125,000	6,000,000
Purchases of short-term investments	(102,300,000)	(94,225,000)	(27,150,000)
Proceeds from sale of property and equipment	—	91	7,545
Purchases of property and equipment	(2,060,622)	(87,499)	(123,744)

Net cash used in investing activities	(12,810,622)	(28,187,408)	(21,266,199)

Cash flows from financing activities:
Proceeds from notes payable to shareholder	—	—	1,450,000
Repayment of notes payable to shareholder	—	—	(1,800,000)
Proceeds from issuance of warrants	29,478,500	—	—
Prepaid forward purchase of Company stock	(41,000,000)	—	—
Proceeds from convertible notes offering, net of issuance costs	137,750,000	—	—
Payment of convertible notes issuance costs	(4,531,928)	—	—
Purchase of convertible note hedges	(43,529,000)	—	—
Principal payments on capital lease obligation	(22,298)	(19,532)	—
Net proceeds from issuance of common stock prior to initial public offering of common stock	—	—	4,850,000
Net proceeds from initial public offering of common stock	—	—	29,977,436
Net proceeds from issuances of common stock from exercise of stock options	2,248,360	1,318,499	69,165

Net cash provided by financing activities	80,393,634	1,298,967	34,546,601

Net increase (decrease) in cash and cash equivalents	83,490,785	(502,984)	3,754,163
Cash and cash equivalents at beginning of period	3,515,572	4,018,556	264,393

Cash and cash equivalents at end of period	$87,006,357	$3,515,572	$4,018,556

Supplemental cash flow information:
Interest paid	$4,439	$4,976	$11,422

Noncash investing and financing activities:

In fiscal 2005, the Company financed the purchase of equipment totaling $68,978 with a capital lease.

See accompanying notes to consolidated financial statements.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended December 31, 2006, January 1, 2006, and January 2, 2005

(1)  ORGANIZATION AND NATURE OF BUSINESS

Organization

New River Pharmaceuticals Inc. (the Company), a Virginia corporation, was formed in 1996. The Company has a wholly owned subsidiary, Lotus Biochemical (Bermuda) Ltd. (Lotus Bermuda), which exists to hold pharmaceutical intellectual property. While Lotus Bermuda has held such forms of intellectual property in the past, at December 31, 2006, Lotus Bermuda holds no such assets; however, Lotus Bermuda may be used again for such purpose in the future. Alternatively, the Company may decide to dissolve Lotus Bermuda at some time in the future.

Nature of Business

The Company is a specialty pharmaceutical company developing generational improvements of widely prescribed drugs in large and growing markets. Utilizing its proprietary Carrierwavetm technology, the Company is developing new molecular entities that are derivatives of public domain actives and attempt to address certain deficiencies associated with currently marketed drugs. On February 23, 2007, the United States Food and Drug Administration (FDA) granted marketing approval for Vyvanse, formerly known as NRP104, for the treatment of Attention Deficit Hyperactiviy Disorder (ADHD). The FDA has proposed that Vyvanse be classified as a Schedule II controlled substance. This proposal was submitted to and accepted by the United States Drug Enforcement Administration (DEA). A final scheduling decision is expected from the DEA in March 2007. Pending final scheduling designation, the Company anticipates the commercial launch of Vyvanse in the second quarter of 2007. The product in our pipeline that is the most advanced in its development is NRP290, which is a conditionally bioreversible derivative (CBD) of hydrocodone designed to treat acute pain. NRP290 is designed to provide overdose protection, less potential for abuse and less potential for addiction while affording comparable efficacy.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Fiscal Year

The Company maintains its books using a 52/53-week fiscal year ending on the Sunday nearest the last day of December. Fiscal year 2006 ended on December 31, 2006 and included 52 weeks. Fiscal years 2005 and 2004 ended on January 1, 2006 and January 2, 2005, respectively, and included 52 and 53 weeks, respectively. Reference to years in the consolidated financial statements and accompanying notes relate to fiscal years rather than calendar years.

(c)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of money market accounts and commercial paper of $12,977,348 and $71,712,019, respectively, at December 31, 2006 and $299,264 and $3,155,253, respectively, at January 1, 2006.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Short-term Investments

Short-term investments are classified in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” At December 31, 2006 and January 1, 2006, the Company’s short-term investments consisted of $60,000,000 and $49,250,000, respectively, of auction rate municipal bonds which are classified as available-for-sale. The Company records its investment in these securities at cost, which approximates fair market value due to (i) the securities’ variable interest rates, which typically reset every 28 to 35 days, and, (ii) the fact that the Company has the ability to liquidate readily these securities despite the long-term nature of their stated contractual maturities. As a result, the Company had no cumulative gross unrealized gains (losses) from its investments in these securities at December 31, 2006 and January 1, 2006. All income generated from these investments is recorded as interest income.

(e)	Inventories

In accordance with SFAS No. 2, “Accounting for Research and Development Costs,” the costs of producing inventory in the reporting periods prior to the receipt of regulatory approval or clearance are recorded as research and development expense. Because the Company did not have any products on the market, nor any products that had received approval by the FDA or other regulatory body for production as of December 31, 2006, the Company did not have any inventory at December 31, 2006 and January 1, 2006.

Effective May 18, 2006, the Company entered into an Active Pharmaceutical Ingredient Supply Agreement with Organichem Corporation (Organichem) for the non-exclusive manufacture and supply of Vyvanse by Organichem for the Company. Under the terms of this agreement, Organichem manufactured validation batches and is to manufacture commercial batches once regulatory approval is obtained. Effective August 18, 2006, the Company entered into a Manufacturing Services Supply Agreement with Patheon Pharmaceuticals Inc. (Patheon) for the non-exclusive manufacture and supply of Vyvanse capsules by Patheon for the Company. Under the terms of this agreement, Patheon is to manufacture validation batches and commercial batches upon receipt of regulatory approval. In accordance with the Company’s policy, expenses in connection with batches manufactured prior to regulatory approval are recorded as research and development expenses. As of December 31, 2006, the Company had outstanding purchase orders that had been issued to Organichem and Patheon for commercial production of Vyvanse in anticipation of regulatory approval of Vyvanse, which was received from the FDA on February 23, 2007. These purchase orders totaled $6,427,000.

(f)	Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the various assets. Assets under capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the associated leases unless such leases have been capitalized due to a bargain purchase element contained in the leases or there is a transfer of ownership at the end of the lease term. In such instances, the assets are amortized over their estimated useful lives. Estimated useful lives are five years for machinery and equipment and assets under capital leases and three years for leasehold improvements. The costs of major improvements are capitalized, while the costs of maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed when incurred. Costs incurred during the construction phase of certain leasehold improvements are capitalized as construction in progress and are not depreciated until placed in service.

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

(h)	Fair Value of Financial Instruments

The carrying values of cash, cash equivalents, short-term investments, other receivable, accounts payable and accrued expenses approximate the respective fair values. The market value of our convertible notes was approximately $236.6 million as compared to a carrying value of approximately $137.8 million based on quoted market values.

(i)	Income Taxes

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

(j)	Revenue Recognition, Cost of Goods Sold and Sales Returns

Although at December 31, 2006, the Company had no products available for sale, it does anticipate having products available for sale in the future. The Company anticipates that some of its sales will be to wholesalers who have the right to return purchased product. In accordance with SFAS No. 48, “Revenue Recognition When the Right of Return Exists,” until the Company has sufficient sales history to estimate product returns, it will have to defer recognition of revenue on such sales until the products are dispensed through patient prescriptions. Once the Company has obtained sufficient sales history to estimate product returns, under SFAS No. 48, it will be able to recognize revenue on product shipments, net of a reasonable allowance for estimated returns relating to these shipments.

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

(k)	Research and Development

Research and development expenses consist of direct costs and indirect costs. Direct research and development costs include salaries and related costs of research and development personnel, and the costs of consultants, facilities, materials and supplies associated with research and development projects as well as various laboratory studies. Indirect research and development costs include depreciation and other indirect overhead expenses. The Company believes that regulatory and other uncertainties inherent in the research and development of new products preclude it from capitalizing such costs. This treatment includes up-front and milestone payments made to third parties in connection with research and development collaborations. At December 31, 2006, the Company had research and development commitments with third parties totaling approximately $36,455,000 of which approximately $9,416,000 had not yet been incurred. The commitments are generally cancelable by the Company at any time upon written notice.

Costs related to filing and prosecuting patent applications are recorded as selling, general and administrative expenses as incurred as recoverability of such expenditures is uncertain.

(l)	Stock-Based Compensation

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

Stock-based compensation expense recognized under SFAS 123(R) in the consolidated statements of operations for the fiscal year ended December 31, 2006 for all awards was $39,771,198, of which $28,770,701 was recorded as selling, general, and administrative expenses and $11,000,497 was recorded as research and development expenses. The estimated fair value of the Company’s stock option and SAR awards to be settled in Company common stock, less estimated forfeitures, is amortized over the awards’ vesting period on an accelerated basis.

For stock options and SARs to be settled in stock that were granted prior to the adoption of SFAS 123(R), the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of SFAS 123(R)to these awards would have been as follows for the fiscal years ended January 1, 2006 and January 2, 2005:

	January 1,	January 2,
	2006	2005

Net loss:
As reported	$(29,866,320)	$(14,334,910)
Add stock-based employee compensation expense included in reported net loss, net of related tax effects	680,887	3,600
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(2,738,634)	(458,381)

Pro forma	$(31,924,067)	$(14,789,691)

Net loss per share:
Basic and diluted:
As reported	$(0.83)	$(0.48)
Pro forma	$(0.89)	$(0.50)

The fair value of options and SARs is determined by using the Black-Scholes option pricing model. Expected volatility was based on a combination of historical volatility of the Company’s stock and comparisons to volatilities of common stock of peer group companies. Comparison to peer group companies was necessary because the Company’s common stock has only been publicly traded for a limited time (since August 2004). The expected term for stock options represents the period of time that the options granted are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 107 (SAB 107), which averages an award’s weighted average vesting period and its contractual term for “plain vanilla” share options. The expected term for SARs is the vesting period or such time at which the Company estimates the SARs will be exercisable. The per share weighted average fair value of stock options granted during fiscal years 2006, 2005, and 2004 was $19.94, $11.64 and $2.87, respectively. The per share weighted average fair value of SARs to be settled in common stock granted during the fiscal year ended December 31, 2006 was $18.06 on the date of grant. On August 24, 2006, the Board approved the modification of the outstanding options and SARs held by an executive officer by accelerating the vesting of such awards. This modification resulted in the majority of such awards being treated for accounting purposes as new awards. Accordingly, the awards were measured on the date of the modification as follows: (i) expense that was recognized on the initial grant of the awards through the date of the modification was reversed and (ii) the fair value of the award on the modification date was expensed in full because these awards were fully vested at that date. The total stock-based compensation expense recognized for awards for which vesting was accelerated was approximately $9.9 million for the fiscal year ended December 31, 2006. For all SARs to be settled in cash, which are classified as liabilities, the per share weighted average fair market value was $40.46 at the end of the reporting period. The per share weighted average fair value amounts were determined utilizing the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Years Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Expected dividend yield	0%	0%	0%
Risk-free interest rate — all awards	4.07% — 4.91%	4.25% — 4.61%	4.10% — 4.53%
Expected life of options	5.5 — 6.5 years	6 — 10 years	10 years
Expected life of SARs	0.25 — 5 years	3 — 5 years	—
Expected volatility — all awards*	60% — 70%	70%	70%

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	The expected volatility assumption for options issued during the fiscal year ended January 2, 2005 prior to the Company’s initial public offering that was completed on August 10, 2004 was 0%. The volatility assumption in the table represents the assumption used for options issued upon or subsequent to the completion of the Company’s initial public offering.

(m)	Net Loss Per Share

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share does not reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net loss of the Company because to do so would be anti-dilutive.

(n)	Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the fiscal years ended January 1, 2006 and January 2, 2005, to place them on a basis comparable to the consolidated financial statements for the fiscal year ended December 31, 2006.

(o)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts. Actual results could differ from management’s estimates.

(3)  COLLABORATION ARRANGEMENT AND OTHER AGREEMENTS

On January 31, 2005, the Company entered into a collaboration agreement with Shire Pharmaceuticals Group plc (Shire) relating to the global commercialization of Vyvanse for treatment of ADHD and other potential indications. On March 31, 2005, the Company and Shire split this agreement into two agreements by entering into a United States Collaboration Agreement and a rest of world (ROW) Territory License Agreement (collectively, the Shire Agreement) to replace the initial collaboration agreement. Shire paid the Company an upfront fee of $50 million on February 11, 2005 and a milestone payment of $50 million on February 6, 2006 as a result of notice from the FDA on January 26, 2006 of its acceptance of the Company’s new drug application (NDA) filing for Vyvanse. Of the $100 million received through December 31, 2006, up to $50 million remained refundable in the event that regulatory approval for Vyvanse was not obtained by certain dates as follows: $25 million on December 31, 2007; an additional $12.5 million on December 31, 2008; and the remaining $12.5 million on December 31, 2009. On February 23, 2007, Vyvanse received regulatory approval from the FDA.

The Company evaluated the Shire Agreement in accordance with EITF 00-21 and determined that it was an arrangement with multiple deliverables. The Shire Agreement also provides for additional payments to the Company in the event that certain additional milestones are achieved. These potential payments include an amount of up to $300 million following the first commercial sale of the product, depending on the characteristics of the FDA approved product labeling, and $100 million upon achieving a significant sales target. The maximum amount of upfront and milestone payments under the terms of the Shire Agreement is $505 million. Under the Shire Agreement, the Company will provide product development for three indications for Vyvanse: pediatric, adult and adolescent. The Company determined that the license and research and development should be combined and considered as a single unit of accounting. Accordingly, the upfront license fee and all milestone payments will be recognized over the estimated product development period. The Company estimated the total proportional effort required for the development of each of these three

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indications. This proportional revenue model is then applied to all upfront and milestone payments which are no longer subject to refund. The Company recognized approximately $34.3 million of collaboration revenue for the fiscal year ended December 31, 2006 based on this model. The amount recognized includes amounts that would have otherwise been recognized in prior periods had such amounts not been fully refundable in certain circumstances at the end of those periods.

The Shire Agreement provides the Company, at its option, the right to co-promote Vyvanse in the United States (including its territories and possessions). On July 25, 2006, the Company exercised this right. The co-promotion activities of the Company are to commence in six months from the date of the exercise of the co-promotion option or upon the commercial launch of Vyvanse, whichever occurs later. In exercising its option to co-promote Vyvanse, the Company committed to co-promote the product for at least 24 months and to provide 25% of the total details for the product during the 24-month period.

The Shire Agreement also provides for profit sharing on U.S. product sales when the product is approved by the FDA. The Company and Shire will divide operating profits as follows if Vyvanse has a Schedule III, IV or V classification or is unscheduled (“favorable scheduling”): the Company will receive 25% of profits for the first two years following launch, and the Company and Shire will share the profits equally thereafter. However, the Shire Agreement allows for an alternative profit-sharing scheme in the event that Vyvanse receives a final Schedule II classification. Under this scenario, the Company’s share of U.S. product profits for the first two years will be at least 25%, though it may increase to a value determined by a preset formula. After the first two years, it will be at least 50%, though it may increase to a value determined by a preset formula. On February 23, 2007, the FDA granted marketing approval for Vyvanse and proposed that Vyvanse be classified as a Schedule II controlled substance. The Company submitted this proposal to the DEA and the proposal has been accepted by the DEA. A final scheduling decision is expected from the DEA in March 2007. Pending final scheduling designation, the Company anticipates product launch in the second quarter of 2007. For product sales in the rest of the world, Shire will pay the Company a royalty. The Shire Agreement provides for certain termination rights. Shire may for instance terminate within 30 days of receiving the first regulatory approval and under some circumstances be entitled to a termination fee of $50 million. In addition, each party may terminate in the event of an uncured, defined material breach by the other party, entitling the non-breaching party the right to purchase the interests of the breaching party. Subject to certain conditions, either party is entitled to terminate in the event that governmental action restricts or prohibits the transactions contemplated by the Shire Agreement under the laws of the United States or European Union.

On June 6, 2005, the Company entered into a development and license agreement with Depomed, Inc. (Depomed) to create pharmaceutical products using Depomed’s patented oral drug delivery technology with the Company’s proprietary drug compounds. Under terms of the agreement, the Company may acquire worldwide rights to use Depomed’s Gastric Retention oral drug delivery technology in up to three of the Company’s proprietary compounds. Once a compound is named and entered into development, Depomed will perform feasibility studies through an initial Phase I trial. In return, the Company will reimburse Depomed on a cost-plus basis for expenses as defined in each project budget. Once preclinical and Phase I testing is completed, the Company may exercise an option to license each product candidate and advance the product into additional clinical trials. At that time, the Company will make an initial milestone payment, with additional milestone payments for each product candidate at later stages of product development. Upon ultimate commercialization of product candidates developed under this agreement, the Company will pay Depomed royalties on net sales of each product. Through December 31, 2006, the Company had incurred no development costs under this agreement.

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

The closing of the sale of the Notes (including the additional $10.0 million of Notes for the partial exercise of the over-allotment option) occurred on July 25, 2006. The closing of the sale of the additional $2.75 million of Notes for the second partial exercise of the overallotment option was on August 10, 2006. The Notes and the shares of the Company’s common stock issuable in certain circumstances upon conversion of the Notes, as described below and as more fully set forth in the Indenture (as defined below), were not initially registered under the Securities Act of 1933, as amended (the Securities Act). The Company offered and sold the Notes to the Initial Purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The Initial Purchasers then sold the Notes to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The Company relied on these exemptions from registration based in part on representations made by the Initial Purchasers in the Purchase Agreement.

The Notes are governed by an indenture, dated as of July 25, 2006 (the Indenture), between the Company and Wilmington Trust Company, as trustee.

The Notes will be convertible only under certain circumstances, as described below, at an initial conversion rate of 29.0803 shares of common stock per $1,000 principal amount of Notes (equivalent to a conversion price of approximately $34.39 per share), subject to adjustment. Upon conversion of a Note, in lieu of shares of common stock, a holder will receive cash in an amount equal to the lesser of $1,000 and the conversion value of the Note (determined in accordance with the terms of the Indenture) and, if the conversion value is greater than $1,000, payment of the excess value, at the Company’s option, in the form of cash, shares of common stock or a combination of cash and common stock. Holders may convert their Notes prior to the close of business on the business day before the final maturity date based on the applicable conversion rate only under the following circumstances: (1) during any calendar quarter beginning after October 1, 2006 (and only during such calendar quarter), if the closing price of the common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is more than 120% of the applicable conversion price per share, which is $1,000 divided by the then applicable conversion rate; (2) during any five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of Notes for each day of that period was less than 98% of the product of the closing price of the common stock for each day in that period and the conversion rate per $1,000 principal amount of Notes; (3) if specified distributions to holders of the common stock are made or

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specified corporate transactions occur, in each case as set forth in the Indenture; (4) if a fundamental change occurs (a “fundamental change” will be deemed to have occurred upon a change of control or a termination of trading, each as defined in the Indenture); or (5) during the one month period from, and including, July 1, 2013 to, but excluding, the maturity date. In the event of a fundamental change as specified in the Indenture, the Company will increase the conversion rate as to Notes converted in connection with the fundamental change as described in the Indenture. As of December 31, 2006, the closing price of the common stock for at least 20 trading days in the 30 consecutive trading days ending on December 29, 2006, was in excess of 120% of the applicable conversion price per share. Accordingly, the Notes became convertible and have been classified as a current liability in our consolidated balance sheet as of December 31, 2006 and the related debt issuance costs of $4,254,620 were written off. The Notes will remain convertible until at least March 31, 2007, which is the next measurement date for determining whether the Notes will be convertible for the next calendar quarter. Through March 12, 2007, none of the holders of the Notes had elected to convert their Notes.

In the event that a significant conversion did occur, the Company believes that it has the ability to fund the payment of principal amounts due through a combination of utilization of existing cash and cash equivalents and short-term investments, raising money in the capital markets and exercising the call option under the terms of the convertible note hedge instruments.

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

In connection with the closing of the sale of the Notes, on July 25, 2006, the Company entered into a registration rights agreement with the Initial Purchasers (the Registration Rights Agreement). Under the Registration Rights Agreement, the Company agreed, for the benefit of the holders of the Notes, to file a shelf registration statement with respect to the resale of the Notes and the shares of common stock issuable upon conversion of the Notes no later than 120 days after the original issuance of the Notes and to use its commercially reasonable efforts to cause such shelf registration statement to become effective as promptly as practicable, but in no event later than 210 days after the original issuance of the Notes. On November 16, 2006 the Company filed a registration statement for the Notes under the Securities Act on Form S-3ASR. The registration statement on Form S-3ASR became effective upon filing. The Company also has agreed to use its commercially reasonable efforts to keep the shelf registration statement continuously effective until the earliest of (1) the sale pursuant to the shelf registration statement of the Notes and all of the shares of common stock issuable upon conversion of the Notes, (2) the expiration of the holding period applicable to such securities held by non-affiliates under Rule 144(k) under the Securities Act or any successor provision, subject to certain permitted exceptions, and (3) the date that is two years from the original issuance of the Notes, subject to certain exceptions set forth in the Registration Rights Agreement. Additional interest will accrue on the Notes if the shelf registration statement shall cease to be effective or fail to be usable without being succeeded within seven business days by a post-effective amendment or a report filed with the SEC pursuant to the Exchange Act of 1934, as amended, that cures the failure of the shelf registration statement to be effective or usable, or

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the use of the prospectus included in the shelf registration statement has been suspended for longer than the permitted period, subject to certain exceptions and limitations as set forth in the Registration Rights Agreement. If a holder has converted some or all of its Notes into common stock, the holder will not be entitled to receive any additional interest with respect to such common stock or the principal amount of the Notes converted.

In connection with the sale of the Notes, the Company entered into a prepaid forward purchase contract (the “Forward Purchase Contract”) with an affiliate of Merrill Lynch & Co. (the “Dealer”). Pursuant to the Forward Purchase Contract, and or through one or more block-trades with affiliates of the Dealer, the Company repurchased contemporaneously with the sale of the Notes, an aggregate of $41.0 million of shares of common stock from the dealer (1,490,367 shares of its common stock at $27.51, the last quoted sale price of the Company’s common stock on July 19, 2006). The Dealer may deliver the shares pursuant to the Forward Purchase Contract at its discretion, in full or in part, over a period of seven years from the date of the contract. As of December 31, 2006, the Dealer had not delivered any shares. Shares purchased pursuant to the Forward Purchase Contract are treated as retired for purposes of the Company’s basic and diluted earnings per share calculations. Additionally, the Company’s Board of Directors authorized a stock repurchase program whereby management may direct the repurchase of up to $10 million in common stock. There have been no repurchases under this program.

In connection with the sale of the Notes, the Company also entered into convertible note hedge transactions with respect to its common stock (the “Purchased Call Options”) with the Dealer. The Purchased Call Options cover, subject to customary anti-dilution adjustments, 4,005,811 shares of common stock at strike prices which correspond to the initial conversion prices of the Notes. The Company used $43,529,000 of the proceeds from the sale of the Notes to purchase the Purchased Call Options and has recorded this cost in shareholders’ equity.

The Company also entered into separate warrant transactions whereby the Company has sold to the Dealer warrants to acquire, subject to customary anti-dilution adjustments, 4,005,811 shares of common stock (the Sold Warrants). The Company offered and sold the Sold Warrants to the Dealer in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The Sold Warrants will be exercisable following maturity of the Notes and have a strike price of $41.27 and expire in October and November 2013. The Company received aggregate proceeds of $29,478,500 from the sale of the Sold Warrants and has recorded these proceeds in shareholders’ equity.

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

If the market value per share of the common stock at the time of conversion of the Notes is above the strike price of the applicable Purchased Call Options, the Purchased Call Options entitle the Company to receive from the Dealer net shares of common stock, cash or a combination of shares of common stock and cash, depending on the consideration paid on the underlying Notes, based on the excess of the then current market price of the common stock over the strike price of the Purchased Call Options. Additionally, if the market price of the common stock at the time of exercise of the applicable Sold Warrants exceeds the strike price of the Sold Warrants, the Company will owe the Dealer net shares of common stock or cash, not offset by the Purchased Call Options, in an amount based on the excess of the then current market price of the common stock over the strike price of the applicable Sold Warrants. When the average market price of the Company’s common stock for the applicable reporting period exceeds the strike price of the Sold Warrants,

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potential shares issuable pursuant to the Sold Warrants will be dilutive and will be included in the Company’s diluted earnings per share calculation, provided that the Company does not have a net loss at such time.

(5)  LIQUIDITY AND INITIAL PUBLIC OFFERING

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

As further discussed in note 4, the Notes are convertible and have been classified as a current liability in our consolidated balance sheet as of December 31, 2006. The Notes will remain convertible until at least March 31, 2007, which is the next measurement date for determining whether the Notes will be convertible for the next calendar quarter. Through March 12, 2007, none of the holders of the Notes had elected to convert their Notes.

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

(6)  ROYALTY OBLIGATIONS

Effective June 30, 2004, the Company entered into an agreement (the Agreement) with Innovative Technologies, L.L.C. (Innovative Technologies) which effectively amended the Company’s obligation in its entirety under previous existing agreements with Innovative Technologies. The previous agreements were executed in connection with the Company’s acquisition of certain of its intellectual property from Innovative Technologies in prior years. The Agreement provides for an upfront fee of $200,000, which was paid on July 1, 2004, and a 1% royalty on net sales (as defined in the Agreement) for a period of 10 years for up to a total of $1,000,000, whichever comes first. No royalties were paid under the Agreement through December 31, 2006.

In January 2007, the Company entered into a Settlement Agreement and Mutual Release with Innovative Technologies and Keith R. Latham (hereinafter collectively referred to as “Innovative”) providing for the payment to Innovative of the sum of $950,000, the satisfaction of all royalty and payment obligations of the Company to Innovative under the Agreement, and the settlement and dismissal of a declaratory judgment suit relating to the timing of payments under the Agreement. This amount is recorded in selling, general and administrative expenses in the Consolidated Statement of Operations for the fiscal year ended December 31, 2006.

(7)  LEASES

The Company leases its research and development facilities pursuant to an operating lease that is subject to annual renewals. Monthly payments under the lease are approximately $24,000. The existing lease expires May 31, 2007. The Company has a lease agreement with Third Security, LLC, (Third Security) an entity controlled by the Company’s current Chairman, CEO and President, Randal J. Kirk, for certain executive and administrative office space. The current monthly rental is $6,210. The Company also has leased certain equipment under operating leases for total monthly payments of $2,312. Total rent expense under operating leases was $350,379, $262,331, and $210,931 for the years ended December 31, 2006, January 1, 2006, and January 2, 2005, respectively. Future minimum lease payments under non-cancelable operating leases for fiscal year 2007 are estimated to be approximately $140,000.

(8)  RELATED PARTY TRANSACTIONS

In addition to the lease agreement with Third Security (see note 7), the Company also has an administrative services agreement with Third Security, pursuant to which Third Security provides certain administrative services for a fee. The monthly fee is based on an hourly billing rate for each individual who provides services multiplied by the number of hours of services performed by such individual. The agreement may be terminated upon written notice at any time by the Company. During August 2006, the Company exercised one year options under both the lease and administrative services agreements. The Company

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized, $321,233, $355,950 and $116,140 of expense under the administrative services agreement for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively. The unpaid portion of these amounts are included in Due to Affiliates in the accompanying consolidated balance sheets as of December 31, 2006 and January 1, 2006. During the period in 2004 prior to the closing of the Company’s initial public offering on August 10, 2004, Third Security provided certain administrative services to the Company at no charge to the Company. The estimated cost of these services was $576,000 and was recorded as a selling, general and administrative expense and a capital contribution to the Company.

(9)  INCOME TAXES

Total current income tax expense for the year ended December 31, 2006 was $310,666. The expense was comprised of federal expense of $280,741 and state expense of $29,925. The current expense is due primarily to limitations on the utilization of net operating loss carryforwards for purposes of the federal alternative minimum tax. There was no income tax benefit recognized for the fiscal years ended January 1, 2006 and January 2, 2005, due to the Company’s history of net losses combined with no current ability to confirm recovery of the tax benefits of the Company’s losses and other net deferred tax assets.

Income tax expense for the fiscal years ended December 31, 2006, January 1, 2006, and January 2, 2005, differed from amounts computed by applying the applicable U.S. Federal corporate income tax rate of 34% to loss before income taxes and cumulative effect of change in accounting principle as a result of the following:

	2006	2005	2004

Computed “expected” income tax benefit	$(19,177,845)	(10,154,548)	(4,873,869)
(Increase) reduction in income tax benefit resulting from:
State income tax benefit, net of effect of federal income taxes	(2,120,653)	(1,138,369)	(489,830)
Change in effective state income tax rate	—	—	(241,817)
Stock-based compensation	796,169	—	470,016
Non-deductible compensation	248,913	375,595	—
Contribution of services from related party	—	—	195,917
R&D tax credits	(2,414,010)	(1,191,106)	(141,496)
Other, net	7,442	5,082	28,310
Change in valuation allowance for deferred tax assets	22,970,650	12,103,346	5,052,769

Total income tax expense	$310,666	—	—

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

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that comprise the deferred tax assets and deferred tax liabilities at December 31, 2006 and January 1, 2006 follows:

	2006	2005

Deferred tax assets:
Other receivable	$97,091	—
Property and equipment	234,526	218,405
Debt issuance costs	1,672,586	—
Stock-based compensation	15,180,411	1,729,146
Accrued expenses	353,367	—
Deferred revenue	18,980,000	—
Federal alternative minimum tax credit	280,741	251,934
Research tax credit carryforwards	3,746,612	1,332,602
Net operating loss carryforwards	22,006,960	27,379,579

Total gross deferred tax assets	62,552,294	30,911,666
Less valuation allowance	(61,477,616)	(30,676,079)

Net deferred tax assets	1,074,678	235,587
Deferred tax liabilities:
Prepaid expenses	(328,530)	(235,587)
Convertible notes	(746,148)	—

Net deferred tax asset	$—	—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to the Company’s history of net losses, no income tax benefit has been recorded and the corresponding deferred tax assets have been fully reserved as the Company cannot sufficiently be assured that these deferred tax assets will be realized in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The valuation allowance increased $30,801,537, $16,523,227, and $5,052,769 in 2006, 2005, and 2004, respectively; the change in each year offsetting the change in net deferred tax assets.

At December 31, 2006, the Company has a loss carryforward for income tax purposes of approximately $58 million available to offset future taxable income, of which approximately $3.5 million expires in 2022, approximately $4.7 million expires in 2023, approximately $11.2 million expires in 2024, and approximately $38.6 million expires in 2025. The Company also has tax credit carryforwards of $3,746,612 for qualified research activity, of which $141,496 expires in 2023, $431,733 expires in 2024, $1,320,316 expires in 2025 and $1,853,067 expires in 2026.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)  NET LOSS PER SHARE

The following is a reconciliation of the numerators and denominators of the net loss per share computations for the periods presented:

	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Fiscal year ended January 2, 2005:
Basic net loss per share	$(14,334,910)	29,694,742	$(0.48)
Effect of dilutive stock options	—	—

Diluted net loss per share	$(14,334,910)	29,694,742	$(0.48)

Fiscal year ended January 1, 2006:
Basic net loss per share	$(29,866,320)	35,943,596	$(0.83)
Effect of dilutive stock options	—	—

Diluted net loss per share	$(29,866,320)	35,943,596	$(0.83)

Fiscal year ended December 31, 2006:
Basic net loss per share	$(57,426,988)	36,009,295	$(1.60)
Effect of dilutive stock options and SARs	—	—

Diluted net loss per share	$(57,426,988)	36,009,295	$(1.60)

The computation of basic and diluted net loss per share for the fiscal year ended December 31, 2006 includes a reduction for 1,490,367 shares of common stock purchased pursuant to the Forward Purchase Contract (see note 4). The total number of potential shares of common stock to be issued pursuant to the exercise of stock options and SARs would dilute net loss per share. Therefore, these potential shares, which totaled 805,704, 1,069,118 and 974,780 for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively, were not included in the computation of diluted net loss per share because to do so would have been anti-dilutive.

(11)  STOCK-BASED COMPENSATION

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

Stock option activity during the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005 was as follows:

	Number	Weighted
	of	Average
	Shares	Exercise Price

Balance at December 28, 2003	1,328,126	1.55
Granted	417,000	4.09
Exercised	(23,332)	2.96

Balance at January 2, 2005	1,721,794	2.15
Granted	343,000	16.34
Exercised	(817,956)	1.61
Expired or Forfeited	(30,002)	2.55

Balance at January 1, 2006	1,216,836	6.50
Granted	208,250	30.73
Exercised	(590,000)	3.81
Expired or Forfeited	(43,000)	29.12

Balance at December 31, 2006	792,086	13.65

At December 31, 2006, the number, weighted-average exercise price and weighted-average remaining contractual life of outstanding options and the number and weighted-average exercise price of options currently exercisable are as follows:

	Options Outstanding
			Remaining	Options Exercisable
Range of	Number of	Weighted-Average	Contractual Life	Number of	Weighted-Average
Exercise Prices	Options	Exercise Price	(In Years)	Options	Exercise Price

$ 1.25 - $ 1.29	53,626	$1.29	4.31	53,626	$1.29
$ 3.33 - $ 4.00	302,700	$3.93	7.26	229,367	$3.91
$ 7.11 - $11.60	157,168	$11.47	8.22	154,834	$11.53
$22.31 - $26.17	143,342	$23.55	8.99	17,009	$22.87
$28.67 - $33.55	135,000	$32.32	9.15	—	$—
$49.31	250	$49.31	9.93	—	$—

	792,086	$13.65	7.89	454,836	$6.91

Aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was approximately $32.5 million and $21.7 million, respectively. Aggregate intrinsic value represents the positive difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $54.71 as of December 29, 2006, and the exercise price multiplied by the number of options outstanding. The aggregate intrinsic value of stock options exercised during the fiscal year ended December 31, 2006, was approximately $20.5 million.

As of December 31, 2006, there was approximately $2.4 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted-average period of approximately 19.3 months.

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective March 29, 2005, the Compensation Committee of the Board granted a total of 1,278,000 SARs to the Company’s three executive officers. Of these SARs, 600,000 were granted under the Plan and 678,000 were granted under stand alone agreements not covered by the Plan. These SARs, of which 958,500 are payable in cash and 319,500 are payable in common stock, have an exercise price of $12.00, which was the closing price of the Company’s common stock on the date of grant, and vest on the third anniversary of the date of grant. On January 19, 2006, the Compensation Committee of the Board granted a total of 639,000 SARs to the same three executive officers. Of these SARs, 519,500 were granted under the Plan and 119,500 were granted under stand alone agreements not covered by the Plan. These SARs, of which 479,250 are payable in cash and 159,750 are payable in common stock, have an exercise price of $32.71, which was the closing price of the Company’s common stock on the date of grant, and vest over a three year period in equal annual installments. The common stock issued upon the vesting of all stock-based SARs will vest upon the second anniversary following the exercise of the SARs. On August 24, 2006, in recognition of employee performance, the Board approved a modification to the SARs to be settled in common stock and in cash held by an executive officer by accelerating the vesting to fully vested status. In the case of SARs to be settled in common stock upon the exercise of the SARs, the two year holding requirement was waived.

The Company has established an objective formula that takes into consideration the Company’s financial position and historical operating cash requirements that must be met as a condition of exercise for the SARs payable in cash. The Company reviews the likelihood of meeting the condition established by the formula when assessing the accounting treatment for the SARs payable in cash. Currently, the Company’s assessment is that it is probable that the condition to exercise established by the formula will be met, and therefore, the Company has accrued the projected obligation for these SARs. In the event that the Company deems the likelihood of meeting the condition to exercise established by the formula to be remote, then it would no longer continue to accrue the projected obligation for the SARs payable in cash. The Company recognized total stock-based compensation expense of approximately $32.8 million and $3.1 million related to the SARs to be settled in cash and SARs to be settled in common stock, respectively, during the fiscal year ended December 31, 2006.

Aggregate intrinsic value of outstanding SARs to be settled in cash and in common stock at December 31, 2006 was approximately $48.8 million and $17.2 million, respectively. Aggregate intrinsic value of vested SARs to be settled in cash and in common stock at December 31, 2006 was approximately $4.1 million and $6.9 million, respectively.

As of December 31, 2006, there was approximately $21.0 million and $2.2 million of total unrecognized compensation cost related to SARs to be settled in cash and in common stock, respectively. These costs are expected to be recognized over weighted-average periods of approximately 16.1 and 39.0 months, respectively.

(12)  CONTINGENCIES

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

(13)  RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006 and had no material effect to the Company’s consolidated financial statements.

(14)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2006 and January 1, 2006:

	Quarter ended
	April 2,	July 2,	October 1,	December 31,
Fiscal Year Ended December 31, 2006	2006	2006	2006	2006

Collaboration revenues	$21,327,376	5,497,701	5,025,453	2,482,567
Income (loss) before income taxes and cumulative effect of change in accounting principle	8,424,933	(4,253,347)	(13,608,602)	(46,968,409)
Net income (loss)	7,714,036	(4,253,347)	(13,608,602)	(47,279,075)
Basic and diluted net income (loss) per share	$0.21	(0.12)	(0.38)	(1.34)

	April 3,	July 3,	October 2,	January 1,
Fiscal Year Ended January 1, 2006	2005	2005	2005	2006

Net loss	$(6,672,232)	(6,354,434)	(9,101,462)	(7,738,192)
Basic and diluted net (loss) per share	$(0.19)	(0.18)	(0.25)	(0.21)

(15)  STOCK SPLIT

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

NEW RIVER PHARMACEUTICALS INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)  DEFINITIVE AGREEMENT OF MERGER (SUBSEQUENT EVENT)

On February 20, 2007, the Company announced that it had signed a definitive merger agreement with Shire under which Shire has agreed to acquire the Company and will pay $64.00 in cash for each share of the Company’s common stock. The acquisition will be effected by means of a cash tender offer for all outstanding shares of the Company, followed by a merger in which each remaining untendered share of the Company would be converted into the same $64.00 cash per share price paid in the tender offer. The transaction has been unanimously approved by the Company’s Board of Directors. The tender offer commenced on March 2, 2007, and is expected to close early in the second quarter. Consummation of the tender offer is subject to approval of the transaction by Shire’s shareholders, as well as the satisfaction of certain customary conditions, including the tender of a majority of the outstanding Company shares on a fully diluted basis and the expiration or earlier termination of the Hart-Scott-Rodino waiting period. Randal J. Kirk, the Company’s Chairman, CEO and President, has agreed to tender all shares of the Company beneficially owned by him, representing approximately 50.2% of the currently outstanding shares. The Merger Agreement contains certain termination rights for both parties and further provides for a termination fee to Shire of $70 million and up to $8 million in the aggregate for reimbursement of documented out-of-pocket transaction related expenses if the transaction is terminated under certain circumstances.

EXHIBIT INDEX

Exhibit
Number		Exhibit Title

2.1		Agreement and Plan of Merger, dated as of February 20, 2007, by and among Shire plc, Shuttle Corporation and New River Pharmaceuticals Inc., including the form of Tender and Support Agreement, dated as of February 20, 2007, by and among Shire plc, Randal J. Kirk, Kirkfield, L.L.C., New River Management II, LP, New River Management III, LP, RJK, L.L.C., Third Security Staff 2001 LLC, Randal J. Kirk (2000) Limited Partnership, Trust under R.J. Kirk Declaration of Trust, dated March 29, 2000, between Randal J. Kirk, as settlor, and Randal J. Kirk, as trustee, and Lotus Capital (2000) Company Inc. as Exhibit A and the Plan of Merger as Exhibit B thereto (incorporated by reference to Exhibit 2.1 to New River Pharmaceutical Inc.’s Current Report on Form 8-K filed by the Company with the SEC on February 23, 2007)
3.1		Amended and Restated Articles of Incorporation of New River Pharmaceuticals Inc., as amended (previously filed as Exhibit 3.1 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).
3.2		Amended and Restated Bylaws of New River Pharmaceuticals Inc. (previously filed as Exhibit 3.2 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).
4.1		Indenture, dated as of July 25, 2006, between New River Pharmaceuticals Inc. and Wilmington Trust Company, as trustee (previously filed as Exhibit 4.1 to New River Pharmaceutical Inc.’s Current Report on Form 8-K filed on July 27, 2006, and incorporated herein by reference)
4.2		Form of Convertible Subordinated Notes (contained in Exhibit 4.1)
4.3		Registration Rights Agreement, dated as of July 25, 2006, between New River Pharmaceuticals Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (previously filed as Exhibit 4.2 to New River Pharmaceutical Inc.’s Current Report on Form 8-K filed on July 27, 2006, and incorporated herein by reference)
10	.1+	New River Pharmaceuticals Inc. Incentive Compensation Plan (previously filed as Exhibit 10.1 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).
10	.2+	Form of Stock Option Agreement for Employees (previously filed as Exhibit 10.1 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-8 (Registration No. 333-121102) and incorporated herein by reference).
10	.3+	Form of Stock Option Agreement for Non-Employee Directors (previously filed as Exhibit 10.2 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-8 (Registration No. 333-121102) and incorporated herein by reference).
10.4		Administrative Services Agreement, dated as of August 10, 2004, by and between New River Pharmaceuticals Inc. and Third Security, LLC (previously filed as Exhibit 10.4 to New River Pharmaceuticals Inc.’s Annual Report on Form 10-K for the year ended January 2, 2005, and incorporated herein by reference).
10.5		Lease Agreement, dated as of August 10, 2004, by and between New River Pharmaceuticals Inc. and Third Security, LLC, as amended on September 20, 2004 (previously filed as Exhibit 10.5 to New River Pharmaceuticals Inc.’s Annual Report on Form 10-K for the year ended January 2, 2005, and incorporated herein by reference).
10.6		Lease Agreement, dated May 15, 2000, by and between Virginia Tech Foundation, Inc. and Lotus Biochemical Corporation, as amended by that certain Modification and Renewal of Lease, dated April 25, 2001, that certain Modification of Lease, dated February 4, 2002, that certain Renewal of Lease, dated April 29, 2002, and that certain Renewal of Lease, dated June 25, 2003 (previously filed as Exhibit 10.1 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference)
10	.6.1	Modification of Lease, effective August 1, 2004, and that certain modification of Lease, effective November 1, 2004, which amend the Lease Agreement, dated May 15, 2000, by and between Virginia Tech Foundation, Inc. and Lotus Biochemical Corporation, as amended (which has been filed as Exhibit 10.6) (previously filed as Exhibit 10.6.1 to New River Pharmaceuticals Inc.’s Annual Report on Form 10-K for the year ended January 2, 2005, and incorporated herein by reference).

E-1

Exhibit
Number		Exhibit Title

10.7		Sublease Agreement, dated as of July 23, 2001, as amended, by and among Veterinary Technologies Corporation, New River Pharmaceuticals Inc. and Virginia Tech Foundation, Inc. (previously filed as Exhibit 10.1 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).
10	.7.1	Renewal of Sublease, effective December 21, 2004, which amends the Sublease Agreement, dated as of July 23, 2001, as amended, by and among Veterinary Technologies Corporation, New River, Pharmaceuticals Inc. and Virginia Tech Foundation, Inc. (which has been filed as Exhibit 10.7) (previously filed as Exhibit 10.7.1 to New River Pharmaceuticals Inc.’s Annual Report on Form 10-K for the year ended January 2, 2005, and incorporated herein by reference).
10.8		Credit Agreement, dated April 23, 2004, by and between New River Pharmaceuticals Inc. and Randal J. Kirk (2000) Limited Partnership (previously filed as Exhibit 10.1 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).
10.9		Assignment, dated November 9, 2000, by Thomas Piccariello, Randal J. Kirk and Lawrence P. Olon in favor of Lotus Biochemical Corporation (previously filed as Exhibit 10.7 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).
10.10		Assignment, dated December 26, 2001, by Thomas Piccariello, Randal J. Kirk and Lawrence P. Olon in favor of New River Pharmaceuticals Inc. (previously filed as Exhibit 10.8 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).
10.11		Assignment, dated July 16, 2003, by Thomas Piccariello, Randal J. Kirk and Lawrence P. Olon in favor of New River Pharmaceuticals Inc. (previously filed as Exhibit 10.9 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).
10.12		Agreement, dated June 30, 2004, by and among New River Pharmaceuticals Inc., Innovative Technologies, L.L.C. and Keith Latham (previously filed as Exhibit 10.10 to New River Pharmaceuticals Inc.’s Registration Statement on Form S-1 (Registration No. 333-115207) and incorporated herein by reference).
10	.13*	United States Collaboration Agreement, dated as of March 31, 2005, by and among New River Pharmaceuticals Inc., Shire LLC and Shire Pharmaceuticals Group plc. (previously filed as Exhibit 10.13 to New River Pharmaceuticals Inc.’s Annual Report on Form 10-K for the year ended January 2, 2005, and incorporated herein by reference).
10	.14*	ROW Collaboration Agreement, dated as of March 31, 2005, by and among New River Pharmaceuticals Inc., Shire Pharmaceuticals Ireland Limited and Shire Pharmaceuticals Group plc. (previously filed as Exhibit 10.14 to New River Pharmaceuticals Inc.’s Annual Report on Form 10-K for the year ended January 2, 2005, and incorporated herein by reference).
10	.15*	Active Pharmaceutical Ingredient Supply Agreement, dated May 18, 2006, by and between Organichem Corporation and New River Pharmaceuticals Inc. (previously filed as Exhibit 10.17 to New River Pharmaceutical Inc.’s Current Report on Form 8-K filed on July 13, 2006 and incorporated herein by reference).
10	.16*	Manufacturing Services Agreement between Patheon Pharmaceuticals, Inc and New River Pharmaceuticals Inc., dated as of August 18, 2006 (previously filed as Exhibit 10.23 to New River Pharmaceuticals Inc.’s Report on Form 10-Q for the quarter ended October 1, 2006, and incorporated herein by reference).
10.17		Calculation of U.S. product profit share for Schedule II Classification (previously filed as Exhibit 10.22 to New River Pharmaceutical Inc.’s Current Report on Form 8-K filed on October 10, 2006, and incorporated herein by reference).
10.18		Lease Agreement, dated June 19, 2006 by and between Virginia Tech Foundation, Inc. and New River Pharmaceuticals Inc. (previously filed as Exhibit 10.21 to New River Pharmaceuticals Inc.’s Report on Form 10-Q for the quarter ended July 2, 2006, and incorporated herein by reference).

E-2

Exhibit
Number		Exhibit Title

10.19		Purchase Agreement, dated as of July 19, 2006, among New River Pharmaceuticals Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and W.R. Hambrecht+ Co., LLC (previously filed as Exhibit 10.18 to New River Pharmaceutical Inc.’s Current Report on Form 8-K filed on July 27, 2006, and incorporated herein by reference)
10.20		Confirmation of OTC Convertible Note Hedge, effective July 25, 2006 (previously filed as Exhibit 10.19 to New River Pharmaceutical Inc.’s Current Report on Form 8-K filed on July 27, 2006, and incorporated herein by reference).
10.21		Confirmation of OTC Warrant Transaction, effective July 25, 2006 (previously filed as Exhibit 10.20 to New River Pharmaceutical Inc.’s Current Report on Form 8-K filed on July 27, 2006, and incorporated herein by reference).
10	.22+	Summary of Director Compensation.
10	.23+	Summary of Compensation for the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer, Chief Operating Officer and Secretary for Fiscal 2006 (previously filed under Item 1.01 to New River Pharmaceuticals Inc.’s Current Report on Form 8-K on August 29, 2006, and incorporated herein by reference).
21.1		Subsidiaries of New River Pharmaceuticals Inc.
23.1		Consent of KPMG LLP.
31.1		Certification of Randal J. Kirk, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) of New River Pharmaceuticals Inc., pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Krish S. Krishnan, Chief Operating Officer, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer) of New River Pharmaceuticals Inc., pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Randal J. Kirk, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) of New River Pharmaceuticals Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Krish S. Krishnan, Chief Operating Officer, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer) of New River Pharmaceuticals Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Securities and Exchange Commission has granted confidential treatment with respect to certain information in these exhibits. The confidential portions of these exhibits have been omitted. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.

+	Denotes compensatory plans or arrangements or management contracts

E-3